Form 10KSB
period 2004-12-31
ENTREE GOLD INC
filed 2005-04-06
CIK 1271554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  0-50982
ENTRÉE GOLD INC.

(Name of small business issuer in its charter)
Yukon	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1450, 650 West Georgia Street Vancouver, BC Canada	V6B 4N7

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.687.4777

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.

43,395,011 common shares at $1.16(1) per common share = $50,338,212

(1)     Average of the bid and asked price on March 15, 2005.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

50,883,066 common shares issued and outstanding as of March 15, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with United States Generally Accepted Accounting Principles.

In this annual report, all dollar amounts are expressed in U.S. dollars unless otherwise specified. Because our principal executive office is located in Canada, many of our obligations are and will continue to be incurred in Canadian dollars (including, by way of example, salaries, rent and similar expenses). Where the disclosure is not derived from the financial statements filed with this annual report, we have not converted Canadian dollars to U.S. dollars for purposes of making the disclosure in this annual report.

As used in this annual report, the terms "we", "us", "our", and "Entrée" mean Entrée Gold Inc. and our wholly-owned Mongolian subsidiary Entrée LLC, unless otherwise indicated.

Business Development During Last Three Years

General Overview

We are an exploration stage company engaged in the exploration of natural resource properties located in Mongolia. Our principal executive office is located at Suite 1450 - 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N7. The telephone number for our principal executive office is (604) 687-4777 and our web site is located at www.entreegold.com. Information contained on our website does not form part of this annual report. Our registered and records office is at Suite 950 - 1055 West Georgia Street, Vancouver, British Columbia, V6E 3P3 and our agent for service of process in the United States of America is National Registered Agents, Inc., 1090 Vermont Avenue NW, Suite 910, Washington, DC 20005.

We also maintain an administrative office in Ulaan Bataar, the capital of Mongolia, from which we support our Mongolian operations. The address of our Mongolian office is Suite 307, Business Plaza, Chinggis Avenue, Sukhbaatar District, 1st Khoroo, Ulaan Baatar, Mongolia. The telephone number for our Mongolian office is 976.11.318562.

Corporate History

Our company was incorporated in British Columbia, Canada, on July 19, 1995, under the name Timpete Mining Corporation. On February 5, 2001, we changed our name to Entrée Resources Inc. On October 9, 2002 we changed our name from Entrée Resources Inc. to Entrée Gold Inc. and, on January 22, 2003, we changed our jurisdiction of domicile from British Columbia to the Yukon Territory by continuing our company into the Yukon Territory. We have one subsidiary company, Entrée LLC, a Mongolian limited liability company formed July 25, 2002, for the purpose of conducting our Mongolian operations.

At inception our Memorandum and Articles authorized our company to issue up to 20,000,000 common shares without par value. On September 30, 1997, we subdivided our authorized capital on a two new shares for one old share basis, resulting in authorized capital of 40,000,000 common shares without par value. On February 5, 2001, we subdivided our common shares on a four new shares for one old share basis, thus increasing authorized capital to 160,000,000 common shares without par value and simultaneously reduced our authorized capital to 100,000,000 common shares without par value. On October 9, 2002 we consolidated our authorized capital, both issued and unissued, on the basis of one new share for each two old shares, resulting in authorized capital of 50,000,000 common shares without par value and simultaneously increased the authorized capital from 50,000,000 common shares without par value to 100,000,000 common shares without par value. On May 20, 2004, we received approval from our shareholders to increase our authorized share capital from 100,000,000 commons shares without par value to an unlimited number of common shares, all without par value. This increase became effective June 16, 2004, the date we filed the amendment to our Articles.

Our Business

We are an exploration stage resource company engaged in exploring mineral resource properties. As discussed in more detail below and in the Description of Property section of this annual report beginning on page 15, our current mineral properties consist of five mineral exploration licenses granted by the Mineral Resources Authority of Mongolia, a division of the government of Mongolia. All of these mineral exploration licenses have been registered in the name of our Mongolian subsidiary Entrée LLC.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled 'Risk Factors', beginning on page 8 of this annual report, for additional information about the risks of mineral exploration.

We acquired our first mineral resource property in 1995 from Tierra Colorada SA, a Costa Rican corporation controlled by one of our then directors, for a purchase price of 800,000 common shares of our company issued at a value of $147,250, or $0.25 per share. This mineral property consisted of a Costa Rican exploration permit for the exploration of certain land located in Santa Rosa, Costa Rica. We engaged in active exploration of this Santa Rosa property through calendar year 1999, but the results were disappointing. Shortly thereafter, an ore processing mill located near the Santa Rosa property to which we would have sent minerals, had we found them, closed down. For these reasons, our Board of Directors decided to abandon the Santa Rosa property on April 30, 2001, and to write off all deferred costs to operations. The total amount that we lost on the Santa Rosa property, including our acquisition cost, was $232,332.

From April 30, 2001 until July 25, 2002 our management considered other business opportunities. Towards the end of this period our management changed to our current management.

Pursuant to an 'arms length' option agreement dated July 25, 2002, we purchased from Mongol Gazar Co., Ltd., an unrelated privately held Mongolian company, an option to acquire up to a 60% interest in three mineral licenses granted by the Mineral Resources Authority of Mongolia granting exploration rights, respectively, over three contiguous parcels of land known as Togoot (License No. 3136X), comprised of 104,484 hectares, Shivee Tolgoi (License No. 3148X), comprised of 54,760 hectares and Javhlant (License No. 3150X), comprised of 20,346 hectares. "Shivee Tolgoi" translates into English as "Lookout Hill" and we refer to all three of these parcels, collectively, as Lookout Hill. For a more detailed discussion of our Lookout Hill property please refer to the Property Description and Location section of this annual report, beginning at page 15, below.

The option agreement provided that we could purchase up to a 60% interest in the Lookout Hill property in stages by:

  incurring $490,000 in exploration expenditures on the Lookout Hill property prior to the first anniversary of the date of the agreement and reimbursing Mongol Gazar for up to $200,000 for exploration expenditures incurred by it on the Lookout Hill property during this period;
  incurring $1,490,000 in cumulative exploration expenditures on the Lookout Hill property prior to the second anniversary of the date of the agreement and issuing 1,000,000 common shares to Mongol Gazar;
  incurring $3,490,000 in cumulative exploration expenditures on the Lookout Hill property prior to the third anniversary of the date of the agreement and issuing an additional 1,000,000 common shares to Mongol Gazar;
  incurring $7,490,000 in cumulative exploration expenditures on the Lookout Hill property prior to the fourth anniversary of the date of the agreement and issue an additional 1,000,000 common shares to Mongol Gazar;
  incurring $12,490,000 in cumulative exploration expenditures on the Lookout Hill property prior to the fifth anniversary of the date of the agreement and either (a) issuing a final 1,000,000 of our common shares to Mongol Gazar or (b) completing a feasibility study on the Lookout Hill property;

In return, Mongol Gazar agreed to transfer to us a 15% interest in the Lookout Hill property after the second anniversary of the date of the option agreement, and an additional 15% interest after each of the third, fourth and fifth anniversaries for an aggregate total of a 60% interest. Thereafter, we intended to form a joint venture with Mongol Gazar for further development of the Lookout Hill property, if warranted by the results of our exploration. We agreed to pay a net smelter return royalty to Mongol Gazar and Mongol Gazar agreed that we could purchase half of this net smelter return royalty for $10,000,000. We paid a finder's fee for this transaction to Canaccord Capital Corporation, consisting of 200,000 of our common shares. By an assignment effective July 25, 2002, we assigned our interest in the option agreement to our wholly-owned subsidiary Entrée LLC, which we formed specifically for the purpose of holding and operating our mining properties in Mongolia.

Pursuant to a purchase agreement dated September 13, 2003 between our company and our subsidiary Entrée LLC on the one hand, and Mongol Gazar and its Mongolian affiliate MGP LLC, on the other hand, we agreed to purchase a 100% interest in the Lookout Hill property, free of any net smelter return royalty, together with an additional mineral license (License No. 3045X) pertaining to a parcel of property known as the Ikh Ulziit Uul property, located in the Kharmagtai area of Mongolia in the Manlai and Tsogt-tsetsii Soums, Omnogovi (also spelled Umnogobi) Aimag (an 'Aimag' is the local equivalent of a state or province; a 'Soum' is the local Mongolian term for a township or district), approximately 120 kilometers north of the Lookout Hill property. In consideration for these properties we agreed to pay $5,500,000 in cash and to issue 5,000,000 common shares of our company to Mongol Gazar. We also agreed that if Mongol Gazar sold these 5,000,000 shares at any time prior to November 30, 2004 for net proceeds of less than $5,000,000, we would pay them an amount equal to the difference between $5,000,000 and the net proceeds they actually received. Although this purchase agreement superseded the option agreement dated July 25, 2002, we agreed that we would reinstate the option agreement if the transactions described in the purchase agreement did not close.

The purchase agreement provided that we could use the cash portion of the purchase price to clear any encumbrance on the Lookout Hill property, and that we were to pay the balance of the cash portion of the purchase price, and issue the 5,000,000 shares, fifteen days after we received notice from our Mongolian lawyers that satisfactory title to the Lookout Hill and Ikh Ulziit Uul properties had been transferred into the name of our Mongolian subsidiary, Entrée LLC, free of all liens, charges and encumbrances.

Because Mongol Gazar was still in the process of clearing title to the Ikh Ulziit Uul property at the time we were preparing to complete our acquisition of the Lookout Hill property, we entered into an Amending Agreement dated November 6, 2003 severing the Ikh Ulziit Uul property from the September 13, 2003 purchase agreement. We entered into a separate purchase agreement with respect to the Ikh Ulziit Uul property, pursuant to which we would acquire title to it for no additional consideration at such time as Mongol Gazar was able to transfer clear title. Title to this parcel was transferred to our subsidiary Entrée LLC on February 9, 2004.

Title to the Javhlant and Togoot parcels was transferred to our subsidiary, Entrée LLC, on September 30, 2003 and title to the third parcel comprising the Lookout Hill property, Shivee Tolgoi, was transferred to Entrée LLC on October 28, 2003. We paid the first part of the cash portion of the purchase price of $5,500,000, in the amount of $500,000, on September 19, 2003 and the balance of the cash portion of the purchase price on November 13, 2003.

In a subsequent agreement dated as of April 20, 2004, we agreed to issue to Mongol Gazar non-transferable share purchase warrants for the purchase of up to 250,000 of our common shares at a purchase price of $1.05 per share until expiration of the warrants on April 20, 2006 in consideration of (i) the waiver by Mongol Gazar of our obligation to pay to it the shortfall, if any, between $5,000,000 and the net proceeds realized upon a sale of the 5,000,000 shares issued to them as part of the purchase price for the Lookout Hill property and (ii) a 100% interest in the Khatsavch Property (Licence #6500X, consisting of 632 hectares) located in Khanbogd and Bayan Ovoo, Omnogovi, Mongolia. The share purchase warrants were issued on June 14, 2004, and title to the Khatsavch property has been registered in the name of Entrée LLC.

We entered into an 'arms length' Equity Participation and Earn-In Agreement dated as of October 15, 2004, with Ivanhoe Mines Ltd., an unrelated Yukon corporation which owns a mineral exploration property known as Oyu Tolgoi, or 'Turquoise Hill', which is located adjacent to our Lookout Hill property. This agreement provided that, upon satisfaction of certain conditions, Ivanhoe Mines Ltd. would:

  subscribe for 4,600,000 units from our company for Cdn $1.00 per unit, with each unit consisting of one common share of our company and one share purchase warrant entitling the holder to purchase one additional common share of our company for a purchase price of Cdn $1.10 for two years from the date of purchase.
  have the right, during an earn-in period beginning on closing of the subscription for units and ending, at the latest, on the eighth anniversary of that closing date (subject to earlier expiration as specified in the agreement), to earn a participating interest in a mineral exploration and, if warranted, development and mining project to be conducted by Ivanhoe Mines Ltd. on a portion of our company's Lookout Hill property consisting of approximately 40,000 hectares, or approximately 22% of the land area of our Lookout Hill property shown on the map below. The amount of the participating interest in the project will vary depending on the amount of money that Ivanhoe Mines Ltd. expends on the project during the earn-in period, but the agreement provides that Ivanhoe Mines Ltd. can earn a 51% interest by expending an aggregate of at least $20,000,000 during the earn-in period, a 60% interest by expending an aggregate of at least $27,500,000 during the earn-in period, or a sliding percentage interest, depending on the depth from which minerals are extracted from the project, of between 70% and 80% by expending an aggregate of at least $35,000,000 during the earn-in period.
  have the right to nominate one member of our Board of Directors during the earn-in period.

In addition, the Equity Participation and Earn-In Agreement gives to Ivanhoe Mines Ltd. a pre-emptive right to such percentage of any offering of securities of our company as will enable them to preserve their ownership percentage in our company which, after the acquisition of the 4,600,000 units, would be approximately 9% prior to exercise of any of their share purchase warrants and could, upon the exercise of the latter, go as high as 17% of our issued and outstanding common shares. During any period of time that Ivanhoe Mines Ltd. owns more than 10% of our issued and outstanding common shares, Ivanhoe Mines Ltd. is required to vote these shares as our board of directors direct on all matters pertaining to the appointment of directors, the appointment and remuneration of our auditors and all other matters to be submitted to our shareholders except for 'extraordinary' matters. 'Extraordinary' matters are defined in the Equity Participation and Earn-In Agreement to mean matters requiring a special majority (66.33%), the vote of a majority of disinterested shareholders and matters where Ivanhoe Mines Ltd. is precluded from voting.

The portion of our property subject to the Equity Participation and Earn-In Agreement, which is referred to in the agreement as the "Project Property", is shown below:

Entree Gold Inc./Ivanhoe Mines Ltd.
Project Property Boundaries

Togoot
N
0
10
kilometres
Shivee Tolgoi
Zone I / II
Zone III
Shivee Tolgoi
Bayan Ovoo
Javhlant
Oyu Tolgoi
Legend
100% Entree Gold Inc.
Exploration Licences
- Shivee Tolgoi
- Javhlant
- Togoot
Gold Prospects
Copper Prospects
Exploration Areas
Oyu Tolgoi Mining Licence
Project Property
(approximately 39,864 ha)

We closed the private placement described in the Equity Participation and Earn-In Agreement on November 9, 2004, at which time Ivanhoe Mines Ltd. purchased the 4,600,000 units described above. Ivanhoe Mines now owns approximately 9% of Entrée's issued and outstanding shares, with the potential to hold up to a total of 17% upon exercise of the warrants.

We believe that the Equity Participation and Earn-In Agreement represents a significant milestone in the development of our company. It has enabled us to raise money that we can use to pursue our exploration activities on the balance of our Lookout Hill property and elsewhere. It has the potential, depending on how much money Ivanhoe Mines Ltd. actually expends on the project during the earn-in period, to enable the exploration of that portion of our Lookout Hill property at little or no cost to our company. Finally, their commitment to explore our property demonstrates that Ivanhoe Mines Ltd., an internationally recognized mineral exploration and development company, has sufficient confidence in our company and our Lookout Hill property to invest significant time, money and effort in our future.

Our corporate headquarters are located in Vancouver, British Columbia, but we conduct all of our operations in Mongolia through our wholly-owned subsidiary, Entrée LLC. We maintain an office for this purpose in Ulaan Bataar, the capital of Mongolia. Our Mongolian office is staffed by our Exploration Manager, a Canadian geologist who works in Ulaan Baatar for 11 months of the year on a 7 weeks in/3 weeks out basis; a Mongolian office administrator employed full-time, and a Mongolian office assistant, on contract for 11 months per year.

General Business Overview

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

Our company's exploration activities in Mongolia are under the supervision of Robert Cann, P.Geo., Entrée's Exploration Manager. Mr. Cann is a "qualified person" under the definition contained in National Instrument 43-101. National Instrument 43-101 is a national Canadian securities regulatory instrument which requires, among other things, that disclosure of scientific or technical information made by or on behalf of an issuer in respect of a mineral project of the issuer be prepared under the supervision of a licensed engineer or geoscientist with at least five years of relevant experience.

All rock samples from our property are prepared and analyzed by SGS Analabs of Ulaan Baatar, Mongolia. Soil and silt samples and check rock samples are analyzed by Acme Analytical Laboratories of Vancouver, British Columbia, Canada.

RISK FACTORS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements which relate to future events or our future performance, including our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", or "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in enumerated in this section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this annual report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS ASSOCIATED WITH MINING

All five of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Environmental hazards unknown to us which have been caused by previous or existing owners or operators of the properties may exist on the properties in which we hold an interest. More specifically, we are required to deposit 50% of our proposed reclamation budget with the local Province Governors office which will be refunded only on acceptable completion of land rehabilitation after mining operations have concluded. Even if we relinquish our licenses, we will still remain responsible for any required reclamation.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. Mongolian law requires the sale or export of gold mined in Mongolia to be made through the Central Bank of Mongolia and/or other authorized entities at world market prices. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties and the resources that can be produced from them. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we do not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Our title to our resource properties may be challenged by third parties or the licenses that permit us to explore our properties may expire if we fail to timely renew them and pay the required fees.

We have investigated the status of our title to the five mining licenses granting us the right to explore the Togoot (License 3136X), Shivee Tolgoi (License 3148X), Javhlant (License No. 3150X), Ikh Uulziit Uul (License No. 3045X) and Khatsavch (License 6500X) mineral resource properties and we are satisfied that the title to these five licenses is properly registered in the name of our Mongolian subsidiary, Entrée LLC and that these licenses are currently in good standing.

We cannot guarantee that the rights to explore our properties will not be revoked or altered to our detriment. The ownership and validity of mining claims and concessions are often uncertain and may be contested. Should such a challenge to the boundaries or registration of ownership arise, the Government of Mongolia may declare the property in question a special reserve for up to three years to allow resolution of disputes or to clarify the accuracy of our mining license register. We are not aware of challenges to the location or area of any of the mining concessions and mining claims. There is, however, no guarantee that title to the claims and concessions will not be challenged or impugned in the future. Further, all of our licenses are exploration licenses, which are issued initially for a three-year term with a right of renewal for two more years, and a further right of renewal for two years, making a total of seven years. If we fail to pay the appropriate annual fees or if we fail to timely apply for renewal, then these licenses may expire or be forfeit.

RISKS RELATED TO OUR COMPANY

We have a limited operating history on which to base an evaluation of our business and prospects.

Although we have been in the business of exploring mineral resource properties since 1995, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending December 31, 2005, we expect to spend approximately $6,015,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $6,060,371 as of December 31, 2004. In November, 2004, we raised equity financing of Cdn $4,600,000 pursuant to the Equity Participation and Earn-In Agreement with Ivanhoe Mines Ltd. As at December 31, 2004, we had working capital of approximately $6,024,532. We estimate our average monthly operating expenses to be approximately $406,000 each month, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will not have to raise any additional funds to meet our currently budgeted operating requirements for the next 12 months. If these funds are not sufficient, or if we do not begin generating revenues from operations sufficient to pay our operating expenses when we have expended them, we will be forced to raise necessary funds from outside sources. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing. We have traditionally raised our operating capital from sales of equity, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these actions were to occur, there is a substantial risk that our business would fail.

Our by-laws and employment agreements between our company and some of our officers and directors indemnify our officers and directors against costs, charges and expenses incurred by them in the performance of their duties.

Our by-laws contain provisions limiting the liability of our officers and directors for all acts, receipts, neglects or defaults of themselves and all of our other officers or directors or for any other loss, damage or expense incurred by our company which shall happen in the execution of the duties of such officers or directors, as do employment agreements between our company and some of our officers and directors. Such limitations on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our shareholders from suing our officers and directors based upon breaches of their duties to our company, though such an action, if successful, might otherwise benefit our company and our shareholders.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue employee/director/consultant options or if we issue additional shares to finance our operations.

We have not ever generated revenue from operations. We are currently without a source of revenue and will most likely be required to issue additional shares to finance our operations and, depending on the outcome of our exploration programs, may issue additional shares to finance additional exploration programs of any or all of our projects or to acquire additional properties. We may also in the future grant to some or all of our directors, officers, insiders, and key employees options to purchase our common shares as non-cash incentives to those persons. Such options may be granted at exercise prices equal to market prices, or at prices as allowable under the policies of the TSX Venture Exchange, when the public market is depressed. The issuance of any equity securities could, and the issuance of any additional shares will, cause our existing shareholders to experience dilution of their ownership interests.

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As at March 15, 2005, we also had outstanding common share purchase warrants and options exercisable into 19,389,270 common shares which, if exercised, would represent approximately 28% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

Earnings and Dividend Record.

We have no earnings or dividend record. We have not paid dividends on our common shares since incorporation and do not anticipate doing so in the foreseeable future. We do not generate any cash flow from operations and could not expect to do so in the foreseeable future.

Conflicts of Interest.

Certain of our officers and directors may be or become associated with other natural resource companies that acquire interests in mineral properties. Such associations may give rise to conflicts of interest from time to time. Our directors are required by law to act honestly and in good faith with a view to our best interests and to disclose any interest which they may have in any of our projects or opportunities. In general, if a conflict of interest arises at a meeting of the board of directors, any director in a conflict will disclose his interest and abstain from voting on such matter or, if he does vote, his vote does not count. In determining whether or not we will participate in any project or opportunity, the director will primarily consider the degree of risk to which we may be exposed and our financial position at that time.

Dependence on Key Management Employees.

The nature of our business, our ability to continue our exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. Our development now and in the future will depend on the efforts of key management figures, such as Gregory Crowe and Robert Cann. The loss of any of these key people could have a material adverse effect on our business. We do not currently maintain key-man life insurance on any of our key employees.

Climatic Conditions.

Mongolia's weather normally varies to the extremes, from temperature highs in the summer of 40° Celsius to lows of minus 40° Celsius in the winter. Such adverse conditions often preclude normal work patterns and can severely limit mining operations, usually making work impossible from November through to March. Although good project planning can ameliorate these factors, unseasonable weather can upset programs with resultant additional costs and delays.

Limited Ability to Hedge or Engage in Forward Sales.

While Mongolian law allows a company, by various applications and processes, to export and sell our own gold production, in practice, this is a difficult matter, with the result that we will have limited ability to engage in forward sales of, or to hedge, any future gold production.

Fluctuations in Currency Exchange Rates.

Fluctuations in currency exchange rates, particularly operating costs denominated in currencies other than United States dollars, may significantly impact our financial position and results. We face risks associated with fluctuations in Canadian, U.S. and Mongolian currencies.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is currently no public market for shares of our common stock in the United States, which may make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

Our shares are currently listed for trading on the TSX Venture Exchange in Canada. There is no public market for our common stock in the United States and we can give no assurance that one will develop or be sustained.

Although we plan to apply to have our common stock quoted on the National Association of Securities Dealer's OTC Bulletin Board or the American Stock Exchange, we cannot provide any assurance that our common stock will be traded on the OTC Bulletin Board or the American Stock Exchange or, if traded, that a public market will develop. If our common stock is not quoted on the OTC Bulletin Board or the American Stock Exchange, or if a public market for our common stock does not develop in the United States, then you may not be able to resell your shares of our common stock in the United States.

Although our common stock is listed on the TSX Venture Exchange in Canada, only registered brokers in Canada who are registered as a participating organization with the TSX Venture Exchange are permitted to trade on the TSX Venture Exchange. U.S. brokers are not usually registered in Canada and are not usually recognized as participating organizations by the TSX Venture Exchange. These U.S. brokers may effect a trade by associating with a Canadian broker that is a participating organization with the TSX Venture Exchange, which can then place what is known as a "jitney" trade. If your broker is not registered in Canada and is not a participating organization with the TSX Venture Exchange, you may be required to persuade your broker to form an association with a Canadian broker in order to effect a jitney trade. If your broker is unwilling to do so, you may find it difficult to dispose of your shares on the TSX Venture Exchange.

Even if a significant market for our common shares should develop, the market price for our common shares may be significantly affected by our current lack of an operating business and, if and after we commence operations, our financial and operations results from time-to-time. Further, equity markets in general and the OTC Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase our shares.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

Our Executive Offices

Our principal executive offices are located at 1450-650 West Georgia Street, Vancouver, British Columbia. These premises are approximately 800 square feet and contain our administrative and executive operations. We lease these premises pursuant to a letter agreement on a month-to-month basis for approximately Cdn $3,000 per month, including furniture and telephones.

General Overview of Our Mongolian Licenses

Our wholly-owned Mongolian subsidiary, Entrée LLC, is the registered owner of five mineral exploration licenses (Javhlant, Shivee Tolgoi and Togoot comprising the Lookout Hill property, and the Ikh Ulziit Uul and Khatsavch properties) permitting mineral exploration on five parcels of land located in Mongolia. Three of these parcels, Javhlant, Shivee Tolgoi and Togoot, are contiguous.

Each of our exploration licenses was granted by the Mineral Resources Authority of Mongolia for an initial term of three years, subject to a right to renew for two successive 2-year renewals (for a cumulative total of seven years). Mongolian mining licenses are maintained in good standing by payment to the Mineral Resources Authority of Mongolia of set annual fees escalating from $0.05 to $1.50 per hectare over the course of the up to seven year tenure. A property can be reduced in size selectively on application to the Cadastre office of the Mineral Resources Authority of Mongolia (the Cadastre is the central registry for land in Mongolia). A Mongolian exploration license can be converted at any time into a mining license upon application and approval by the geological commission of the local government entity of the property reserve. A mining license may be granted for up to 60 years. Conversion of a Mongolian license to explore for minerals to a license to mine or develop a property in order to exploit mine for minerals is commenced by filing an application, together with an outline of the applicant's plans, and there is no requirement that the applicant show that it has defined a mineral resource or reserve. Conversion of an exploration license to a mining license will result in an increase in the yearly fees that we are required to pay to the Mongolian government. During the first three years after issuance of a mining license, we will be required to pay to the Mongolian government a license fee of $5.00 per hectare per year. For years four and five, the cost of the mining license increases to $7.50 per hectare per year, and years six through sixty the cost increases to $10 per hectare per year.

Two of the three licenses that comprise the Lookout Hill property - Shivee Tolgoi (License No. 3148X) and Javhlant (License No. 3150X) - were issued April 3, 2001 and were renewed for the first of their two year renewals on February 2, 2004. The third of the Lookout Hill licenses - Togoot (License No. 3136X) - was issued March 30, 2001 and was renewed for the first of its two-year renewals on February 2, 2004. License No. 6500X (Khatsavch) was issued October 31, 2003 and License No. 3045X (Ikh Ulziit Uul) was issued March 9, 2001 and renewed March 16, 2004.

The following table is a quick summary of our mineral licenses and their renewal status:
Name of Property	License Number	Date Granted	Date Renewed	Expiration Date[1]
Javhlant	3150X	April 3, 2001	February 2, 2004	April 3, 2008
Shivee Tolgoi	3148X	April 3, 2001	February 2, 2004	April 3, 2008
Togoot	3136X	March 30, 2001	February 2, 2004	March 30, 2008
Ikh Ulziit Uul	3045X	March 9, 2001	March 16, 2004	March 9, 2008
Khatsavch	6500X	October 31, 2003	Not applicable[2]	October 31, 2010

1 The expiration date assumes that the license will be renewed for both of the available two year extensions and that our company will pay to the Resource Authority of Mongolia all annual fees required to preserve them in good standing.

2 The initial three year period of this license will not expire until October 31, 2006.

The Lookout Hill Property

The Lookout Hill Property is our principal property, though it is without a known body of commercial ore or any improvements of any kind.

Property Description and Location

The Lookout Hill Property is located in Bayan-Ovoo and Khanbogd Soums (a Soum is the local equivalent of a township or district), in the southern Gobi desert region in Omnogivi (also spelled "Umnugobi") Aimag (an 'Aimag' is the local equivalent of a state or province), about 80 kilometers north of Mongolia's border with China. It consists of three contiguous mineral exploration licenses: Togoot (License No. 3136X), comprised of 104,484 hectares, Shivee Tolgoi (License No. 3148X), comprised of 54,760 hectares and Javhlant (License No. 3150X), comprised of 20,346 hectares. The parcels of land subject to these licenses have not been legally surveyed; they were granted on the basis of 'map staking' and the acreage is estimated.

The Lookout Hill Property is named for a small hill located at latitude N 43° 06' 04.7" and longitude E 106° 46' 42.8". This location is approximately 540 kilometers due south of the capital city of Ulaan Baatar. Principal access for equipment and supplies is by road from Ulaan Baatar. The distance by road is approximately 640 kilometers, and the travel time for this distance by four-wheel drive vehicle is about 12 hours. The highway leaving Ulaan Baatar is paved for the first 26 kilometers then it turns into a series of unimproved rough dirt roads that can be followed southward through grassy steppe lands to approximately 240 kilometers south of Ulaan Baatar. At this point, near the community of Mandalgovi in the drier, rocky desert terrain, the roads become a series of well established to nebulous dirt tracks. Alternate access for personnel is via regularly scheduled air service from Ulaan Baatar to Dalanzadgad (daily during the summer and bi-weekly during the winter) and then via dirt roads to the property (approximately a 4 hour drive). Small charter aircraft can land at improved dirt airstrips located at Oyu Tolgoi (approximately 15 kilometers southeast of our camp) and at Manlai, approximately 120 kilometers north of our camp by road.

The climate in the Gobi Desert is typical of an interior landlocked plateau - highly variable with rapid changes and extremes. The sky remains clear for most of the year and makes for intense sunlight. Summers (June to September) are hot; temperatures commonly reach 40 degrees Celsius. Winters (November to April) are typical of subarctic interior regions - cold with temperatures to minus 30 degrees or lower. Snow in the Gobi is not uncommon during the winter. In spring (May to June) and early July conditions can be very windy with strong winds from the northwest giving rise to sandstorms and thunderstorms. A small amount of rainfall generally takes place during the warmest part of the year (mid-July to September) but total annual precipitation is commonly less than 100 millimeters.

The sparse population consists of nomads who tend herds of camels, sheep, goats and horses. Water supply for domestic use is dependable from clean wells that appear to have a stable groundwater table at depths of 1 to 2 meters.

The infrastructure is basic but many of the needs required to support exploration activities can be met locally. Mandalgovi, Dundgovi Aimag (population around 53,000) is about 300 kilometers due north of Lookout Hill and Dalanzadgad, Omnogovi Aimag (population around 45,000) is about 185 kilometers to the west. These cities are a source for basic services such as food and fuel, tires and simple mechanical repairs, limited accommodation and telephone communications. Both cities have airports with scheduled air service to Ulaan Baatar. Small villages such as Khanbogd, Bayan Ovoo and others offer closer sources of fuel and basic supplies. There is no electrical grid in the area and each small village or town has its own coal-fired electrical generating plant.

Heavy machinery, such as vehicles, bulldozers and excavators, as well as diamond drilling equipment and generators, can be contracted from Ulaan Baatar and transported to the Lookout Hill property in about 24 hours. Direct air transportation from Ulaan Baatar by large, multi-passenger helicopters can be arranged with MIAT, the Mongolian national airline.

The following map of Mongolia shows the location of our Lookout Hill property in relation to Ulaan Baatar, Dalanzadgad, Mandalgovi, the Mongolian public road system and the airports or airstrips used by visitors to our property:

RUSSIA
CHINA
UVS
HÖVSGÖL
BAYAN-
ÖLGIY
SELENGE
BULGAN
DORNOD
DZAVHAN
Ulaanbaatar
HENTIY
ARHANGAY
HOVD
TÕV
SÜHBAATAR
DVORHANGAY
GOVI-ALTAY
Mandalgovi
DUNDGOVI
BAYANHOHGOR
Manlai
Dalanzadgad
DORNOGOVI
Bayan Ovoo
OMNOGÖVI
Mongolia
Province Boundary
Province Centre
National Capital
Railroad
Roads
Airport
Entrée Gold Inc.
Ikh Ulziit Uul
Shivee Tolgoi, Javhlant, Togoot
(together form the Lookout Hill property)
Khatsavch
0
100
200
Kilometres
0
100
200
Miles

History

Government regional geological, geochemical and geophysical surveys were conducted in the region from 1985 to 1988 by the Mongolian Geochemical Research Bureau.

New Mongolian mining legislation was enacted during the 1990s, creating more favourable conditions under which exploration companies could undertake exploration within Mongolia. During the 1990s the southern Gobi Desert region became active for exploration in what became known as the 'South Mongolian copper-gold belt'.

Work done at the Lookout Hill Property prior to October, 2002, consisted primarily of prospecting, rock and soil sampling, geological mapping in zones of interest and induced polarization and magnetometer surveys by the previous owners of the property, Mongol Gazar.

In mid-October 2002, we began our field work at Shivee Tolgoi which, due to severe weather, we concluded at the beginning of December, 2002. In 2003, we recommenced exploration at the end of April and finished at the end of November, 2003. Work completed to date includes:

2002

  Regional prospecting (265 rock samples)
  Soil Geochemistry - 21 line - kilometer at 20 to 50 meter sample spacing in 3 different areas (357 samples)
  Induced polarization (12.6 line - kilometer) and magnetometer surveys (12.3 line - kilometer) in 2 different areas
  Detailed (1:2,000) mapping over Zone III (see map on page 7)
  Three trenches totalling 546 meters across Zone III with 450 chip samples

2003

  Regional and detailed prospecting (404 rock samples)
  Soil geochemistry - 172 line - kilometer at 20 to 50 meter sample spacing in 7 different areas (3,766 samples)
  Induced polarization (226.6 line - kilometer) and magnetometer surveys (243.8 line - kilometer) in 5 different areas (mainly the Copper Flats - see map on page 20, below)
  Gravity (85.1 line - kilometer) over a large portion of the Copper Flats Grid and selected lines over Zones I/II
  Detailed (1:5,000) geological mapping over X Grid (see map on page 20, below)
  Reconnaissance mapping (1:10,000) over the Copper Flats Grid
  Orientation silt and pan concentrate sampling in selected areas

2004

  18 diamond drill holes totalling 4002 meters (3654 core samples) at Zones I, II and III and X Grid
  217.8 kilometers of gravity over Copper Flats extensions, West Grid and Bayan Ovoo (see map at page 20)
  377.3 kilometers of magnetometer and 273.8 kilometer of induced polarization mainly over West Grid and Bayan Ovoo
  7930 soil samples (approximately 160 line - kilometer of grid
  Approximately 1.4 kilometers of mechanical trenching (1344 chip samples) at Zones I, II, III, X Grid and West Grid.
  Ivanhoe Mines initiated and conducted a deep-probing induced polarization geophysical survey over a 9.2 by 8.5 kilometer area in the Copper Flats area immediately north of Ivanhoe's Oyu Tolgoi property in November-December 2004.

2005

  Compilation of 2004 exploration data on Lookout Hill and Ulziit Uul - January and February 2005.
  Compilation work identified geophysical (magnetometer and induced polarization) anomalies coincidental with areas of copper and gold surface mineralization at Bayan Ovoo (announced March 2005).
  Ivanhoe Mines completed the deep probing induced polarization survey in January 2005.
  Ivanhoe Mines drilled one hole on the Eagle Zone of Entrée's Lookout Hill property in January 2005. The Eagle Zone is a chargeability anomaly located 2 km to the west of the Copper Flats area immediately north of Ivanhoe's Oyu Tolgoi property.
  Ivanhoe Mines commenced drilling the potential along strike extension to the Hugo Dummett deposit on Entrée's Copper Flats area in February 2005.
  We commenced deep probing geophysical magnetometer and induced polarization surveys on our Lookout Hill property in March 2005.
  Ivanhoe Mines mobilized four drills to test the potential northern along strike extension to the Hugo Dummett deposit on our Copper Flats area in early March 2005.

Property Geology

The Shivee Tolgoi property lies within an east-northeast trending belt (or "terrane") of volcanic and sedimentary rocks deposited in an ocean environment.

The Shivee Tolgoi region is in the South Mongolian (mineral) Belt. The southern part of the belt contains porphyry copper-gold deposits. The northern part of the belt also contains porphyry copper-gold deposits in the Kharmagtai district.

Within the property area, the underlying rocks are mostly volcanic in origin, with an increasing proportion of sedimentary rocks in the younger portion of the rock sequence. Copper-gold mineralization in the region is associated with later intrusive rocks which cut the volcanics and sediments.

Exploration

The balance of this discussion contains reference to portions of the Lookout Hill property designated as Zones I, II and III, X-Grid, Copper Flats and Bayan Ovoo. The following map shows these locations on the property:

The bulk of the exploration activity at Lookout Hill prior to July 2002 consisted of reconnaissance geological mapping and sampling along with induced polarization and magnetometer geophysical surveys completed by Mongol Gazar in the areas of Zone I, Zone II (located between Zones I and III) and Zone III. Results from these surveys outlined northerly trending induced polarization anomalies over each of these zones.

Mapping by Dr. Panteleyev confirmed extensive areas of alteration associated with Zones I and III and significant vein-style mineralization. Additional work was recommended consisting of a two phase exploration program including a mix of trenching, geophysical surveying, diamond drilling and geochemical analysis and assays. The following table shows the components of Phase I of Dr. Panteleyev's program, together with the projected budget and the actual costs incurred by our company from May 1, 2002 through July 31, 2003:

PHASE I (May 2002 - July 2003)	Technical Report Budget	Actual to May 2002 -July 2003	Variance F(U)
	USD	USD	USD
Exploration and camp personnel	$ 70,000	$ 91,852	$ (21,852)
Travel	20,000	63,597	(43,597)
Vehicle rentals	17,500	26,685	(9,185)
Accommodation	35,000	16,343	18,657
Trenching	25,000	19,084	5,916
Geophysical surveying	15,000	148,558	(133,558)
Diamond drilling	200,000	0	200,000
Geochemical analysis and assays	65,000	30,121	34,879
Miscellaneous, [camp administration]	10,000	33,341	(23,341)
	457,500	429,580	27,290
Contingencies	45,750	0	45,750
Stock-based compensation		61,433	(61,433)
Total	$ 503,250	$ 491,013	$ 12,237

We initiated Phase I of Dr. Panteleyev's recommended exploration program in October 2002, took a break due to inclement weather from early December 2002 to April 2003 and completed the Phase I exploration program by July 2003. During the early stages of the Phase I program our management decided that additional work was required to better define drill targets and that drilling should be delayed until Phase II. The portion of Dr. Panteleyev's recommended budget that was for drilling during Phase I was reallocated to geophysical and surface mapping and sampling surveys.

Work completed during Phase I included geological mapping and sampling, trenching in the area of Zone III, geophysical surveys (induced polarization, magnetometer and gravity) along with soil and rock geochemical surveys. Several new areas of mineralization, alteration and/or geophysical anomalies were outlined and results advanced the potential for these areas hosting mineralization.

In Zone III, geophysical surveys confirmed the size and extent of the geophysical anomalies previously outlined by the Mongol Gazar work. Extensive surface rock sampling and trenching confirmed a direct correlation between a 2+ kilometre long northerly trending induced polarization anomaly and high grade gold bearing quartz veins. Sampling and trenching at the northern end of this induced polarization anomaly returned trench samples (chips) averaging 1.36 grams per ton of gold over a width of 18 meters.

Induced polarization, magnetometer and gravity surveys along with soil sampling were initiated in the Copper Flats area (formerly referred to as the East Grid area and located on the map reproduced above). Results from the surveys in this area suggest a structural system that hosts porphyry copper mineralization.

Additional areas of alteration and/or mineralization outlined during the Phase I exploration included X-Grid (formerly known as Oortsog) Gold Showing and Southwest Gold Zone, all of which are identified on the map reproduced at page 20 of this annual report.

The following table shows the components of Phase II of Dr. Panteleyev's program, together with the projected budget and the actual costs incurred by our company from August 1, 2003 through December 31, 2004:

PHASE II	Technical Report Budget	Actual Aug 03- Dec 04	Variance F(U)
	USD	USD	USD
Management, professional and overhead costs:
Exploration and camp personnel	85,000	268,540	(183,540)
Travel	30,000	182,643	(152,643)
Vehicle rentals	20,000	145,887	(125,887)
Accommodation	38,000	23,525	14,475
Trenching	20,000	50,747	(30,747
Geophysical surveying	20,000	711,577	(691,577)
Diamond drilling	600,000	543,375	56,625
Geochemical analysis and assays	93,750	323,348	(229,598)
Miscellaneous, [camp administration]	10,000	347,531	(337,531)
Contingencies	91,675	0	91,675
Stock-based compensation		192,301	(192,301)
Legal		8,754	(8,754)
	1,008,425	2,798,048	(1,789,623)

Work completed to May 2004 included continued geophysical and soil geochemical sampling in the Copper Flats area, additional rock and soil sampling in the Zone III gold area, continued geophysical and soil sampling surveys in the areas of Zones I and II, geophysical and soil sampling surveys in the X-Grid area and continued reconnaissance and sampling in the SW Gold area. Additional trenching was completed to the north of the previous trenching in Zone III and was also completed in the areas of Zones I and II and X-Grid. Two new areas of alteration and/or mineralization were outlined; the Southeast Gold Zone near the southeast corner of Turquoise Hill and the Bayan Ovoo copper showing located approximately 55 kilometers west of Copper Flats.

Geophysical surveys (including gravity, induced polarization and magnetometer) in the Copper Flats area were completed for 3 kilometers north of our Lookout Hill property boundary and soil geochemical surveys were completed for 2 kilometers to the north of this property boundary.

Soil sampling in the Zone III gold area extended the alteration and/or mineralized system for approximately 600 meters to the south of the previous area of trenching. Trenching to the north indicate potential for the continuation of the mineralization in this direction.

X-Grid geophysical surveys along with trenching outlined an area of potential gold mineralization over a 300 metre by 750 metre northerly trending area.

Results of geophysics and trenching in Zones I and II, together with previous samples and the presence of alteration, suggested that potential exists for the areas to host either vein gold or porphyry copper-gold mineralization and that additional exploration work is warranted.

Geological mapping and sampling in the Bayan Ovoo copper showing outlined several areas of copper oxide mineralization. Prominent copper oxide mineralization was identified in old pits and trenches over an area of 1 square kilometer.

Geophysical and geochemical surveys are being extended to the west of the Copper Flats area. Additional sampling and mapping are being completed in the Bayan Ovoo area and geophysical surveys have commenced.

A drilling program commenced in late April 2004. The program tested down-dip from surface high-grade gold veins, within areas of extensive alteration, in Zone III and X-Grid, a geophysical induced polarization chargeability anomaly in Zone II, and an area of extensive quartz-alunite alteration in Zone I. Alunite is a sodium and potassium-

bearing sulphate mineral, often found in the upper parts of gold-bearing alteration zones. Drilling consisted of 18 holes, totalling 4001.85 meters, from late April to July 2004.

In summary, several intervals of gold assaying greater than 1 gram per tonne were encountered in three of six holes completed in Zone III and three of six holes completed in X-Grid. Zone I returned anomalous copper values to 0.22%. The induced polarization anomaly in Zone II was determined to have been caused by recessive graphitic sediments.

Zone III Drill Assay Results

Hole #	From - meters	To - meters	Interval - meters	Gold g/t

EG04-001	61.35	62.20	1.27	4.97

EG04-002	109.0	113.0	4.0	1.63
includes			1.0	3.29
includes			1.0	2.49

EG04-005	123.0	129.0	6.0	0.20
includes			1.0	0.50

EG04-006	107.0	123.0	16.0	0.56
includes			2.0	1.29
includes			1.2	1.29
includes			1.0	1.01

X-Grid Drill Assay Results

Hole #	From ( meters)	To ( meters)	Interval (meters)	Gold (g/t)

EG04-013	18.25	21.7	3.45	4.55
includes			0.6	8.06
includes			0.7	12.2
includes			0.45	3.6

EG04-013	80	81	1.0	1.36

EG04-014	13	15	2.0	1.25
includes			1.0	2.32

EG04-015	6	18.35	12.35	0.60
includes			4.1	1.25
includes			0.9	5.16

EG04-017	18	18.7	0.7	0.6

In November and early December 2004, Ivanhoe Mines completed a deep-probing induced polarization geophysical survey over an area covering approximately 9.2 by 8.5 kilometers, located on the joint Entrée-Ivanhoe project property immediately north of Ivanhoe's Oyu Tolgoi property. Results of this preliminary survey indicate that the geophysical induced polarization anomaly associated with Ivanhoe's Hugo North deposit extends northwards for four kilometers onto Entrée's Lookout Hill property.

Mineral Resources and Mineral Reserves

We have not yet established the presence on any of our properties of any mineral resource in commercially exploitable quantities. There are no mineral resource or mineral reserve estimates at this time.

Mining Operations

The Lookout Hill property is not in the development or production stage and there is no mining equipment or machinery on the property.

Ikh Ulziit Uul Property, Kharmagtai Area

The Ikh Ulziit Uul (also spelled "Ikh Olziit Uul") property is located approximately 120 kilometers to the north of Lookout Hill and approximately 420 kilometers south of the capital of Mongolia, Ulaan Baatar. The property is comprised of 6,924 hectares. The property was acquired late in the 2003 exploration season and the transfer of title was not completed until February 9, 2004.

The property can be accessed via approximately 500 kilometers of unimproved dirt roads south from Ulaan Baatar. In the alternative, small chartered aircraft can land at a dirt airstrip in the nearby village of Manlai, and scheduled commercial aircraft fly from Manlai to Dalanzadgad, approximately 165 kilometers to the west-southwest.

Robert Cann, P. Geo., our Exploration Manager, completed an initial examination of the Ikh Ulziit Uul Property in April 2004. Sampling and geological mapping enabled us to identify a broadly east-west trending zone of copper and gold mineralization.

Previous work on the Ikh Ulziit Uul Property included trenching (at least 6 trenches) and diamond drilling (at least 5 holes). We believe that this work was conducted by the Russians in the late 1970's and the early 1980's, though we cannot confirm this information. Two distinct areas of mineralization were identified, the Eastern Zone and the Western Zone.

In the Eastern Zone altered rocks host numerous occurrences of quartz veins and iron-copper oxide mineralization. The Western Zone hosts weakly altered intrusives with extensive oxide copper mineralization visible in many of the old Russian trenches over an area of 500 meters by 1300 meters.

Limited sampling of both zones completed in early 2004 (announced June 03, 2004) returned several highly anomalous copper values. An exploration program in the Fall of 2004 consisted of geological mapping, hand trenching, soil and rock geochemical sampling and geophysical (induced polarization and magnetometer) surveys. Information from this program is currently under review.

The results of the initial work are highly encouraging and demonstrate the presence of widespread copper mineralization throughout the area. Additional work is planned for later in the exploration season.

Khatsavch Property, Khanbogd, Omnogovi

The Khatsavch (also spelled "Kavtsavch" and "Khavtsavch") property (Licence #6500X) covers an area of 632 hectares located approximately 45 kilometers to the south-southwest of Lookout Hill and approximately 580 kilometers south of the capital city of Ulaan Baatar. The property was acquired on April 20, 2004. We anticipate little if any exploration to be done on this property during the next twelve months.

Environmental Compliance

Our current and future exploration and development activities, as well as our future mining and processing operations, if warranted, are subject to various federal, state and local laws and regulations in the countries in which we conduct our activities. These laws and regulations govern the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. Our management expects to be able to comply with those laws and does not believe that compliance will have a material adverse effect on our competitive position. We intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with our mining operations and exploration activities. We intend to maintain standards of compliance consistent with contemporary industry practice.

In Mongolia, mining companies are required to file an annual work plan with, and provide a summary report to, the local Soum upon the conclusion of exploration activities that includes a discussion of environmental impacts. In addition, mining companies are required to post a bond equal to 50% of the total estimated cost of any anticipated environmental reclamation, which is refunded upon completion of the reclamation work. We have filed our annual work plan and we have posted a bond in Khanbogd Soum equal to approximately $176 and in Bayan Ovoo Soum equal to approximately $120. These bonds cover environmental reclamation to the end of 2004. This amount is refundable to us once we have completed all environmental work to the satisfaction of the local Soum (the local Mongolian equivalent of a township or district).

Competition

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties and the resources that can be produced from them. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we do not compete with them for the removal or sale of mineral products from our properties, now will we do so if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist world-wide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we are able to identify and produce. Our ability to be competitive in the market over the long term is dependent upon the quality and amount of ore discovered, cost of production and proximity to our market. Due to the large number of companies and variables involved in the mining industry, it is not possible to pinpoint our direct competition.

Employees

As at December 31, 2004, we had nine full-time employees working for us. In Vancouver, we employ six full-time employees, including our president, business manager and four geologists. In Ulaan Baatar, we employ a North American Exploration Manager, a Mongolian office administrator and a Mongolian office assistant. On site at our Lookout Hill property, during the 2004 exploration season, we employed approximately 45 local hires, consisting of labourers, geophysical helpers, geochemical helpers, cooks, camp maintenance personnel, drivers and translators. These local hires were laid off at the beginning of December 2004 and re-hiring began in early February 2005. The number of labourers that we hire on site varies weekly, depending on our workload. None of our employees belong to a union or are subject to a collective agreement. We consider our employee relations to be good.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are traded on the TSX Venture Exchange. Our symbol is "ETG" and our CUSIP number is 29383-100. We do not have any public trading market in the United States.

Some information concerning sales of our company's shares is offered under the symbol "ETEEF" on the website operated by Pink Sheets LLC located at www.pinksheets.com. We did not request this market coverage and we expressly disclaim any responsibility for its accuracy. Although we have requested that the Pink Sheets LLC remove reference to our company and our shares from their website, our request was refused.

The following quotations reflect the high and low bids for our common stock, as reported by Yahoo! Finance, based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
July 31, 2002	Cdn $0.44	Cdn $0.22
October 31, 2002	Cdn $0.54	Cdn $0.33
January 31, 2003	Cdn $0.67	Cdn $0.34
April 30, 2003	Cdn $0.70	Cdn $0.37
July 31, 2003	Cdn $0.45	Cdn $0.24
October 31, 2003	Cdn $2.40	Cdn $0.39
March 31, 2004(2)(3)	Cdn $1.85	Cdn $0.87
June 30, 2004	Cdn $1.44	Cdn $0.83
September 30, 2004	Cdn $0.82	Cdn $0.51
December 31, 2004	Cdn $1.50	Cdn $0.75

(1) Our common shares commenced trading on April 11, 1997. The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2) Effective December 31, 2003 our company changed its fiscal year end from April 30 to December 31.

(3) High and low close for November and December, 2003 is Cdn $3.10 and Cdn $1.44 respectively.

Our common shares are issued in registered form. Pacific Corporate Trust Company is the registrar and transfer agent for our common shares. Their address is 10th Floor, 625 Howe Street, Vancouver, BC Telephone: (604) 689-9853, Facsimile: (604) 689-8144.

On March 15, 2004, the shareholders' list for our common shares showed 25 registered shareholders and 50,883,066 common shares outstanding.

We have not declared any dividends on our common stock since the inception of our company on July 19, 1995. There is no restriction in our Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Recent Sales of Unregistered Securities

During the month of January, 2004, we issued 523,836 shares to 19 persons upon exercise of 523,836 share purchase warrants at an average price of $0.31 for total proceeds of $164,390. At the time we issued these shares we were a Yukon Territory, Canada company without any ties to the United States except that one of our directors was a U.S. person. All of these shares were issued pursuant to the exercise of previously issued share purchase warrants. These sales were not advertised, there was no directed selling into the United States, none of the persons exercising these share purchase warrants was a U.S. person and the Securities Act of 1933, as amended, did not apply.

On January 7, 2004, we issued 50,000 shares to one of our consultants upon exercise of 50,000 of his share purchase options at a price of $0.36 for total proceeds of $17,942. At the time we issued these shares we were a Yukon Territory, Canada company without any ties to the United States except that one of our directors was a U.S. person. All of these shares were issued pursuant to the exercise of previously issued share purchase options. The exercise of these options was not advertised, there was no directed selling into the United States, the person exercising the options was not a U.S. person and the Securities Act of 1933, as amended, did not apply.

On February 11, 2004 we granted a total of 715,000 stock options at a price of Cdn $1.24 to fourteen directors, officers, employees and consultants of our company. The options are exercisable for a period of 5 years. At the time we granted these options, we were a Yukon Territory, Canada company without any ties to the United States except that one of our directors is a U.S. person. Thirteen of the fifteen people to whom we granted these options were non-U.S. persons, the options were not granted pursuant to any advertisement, there was no directed selling into the United States and the grant of these options to these people was not subject to the Securities Act of 1933, as amended. Two of these fifteen grantees are U.S. persons. Of these two, one is a member of our Board of Directors and an accredited investor as defined in Rule 501 of Regulation D, and we relied on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder, in order to issue these options to him. The other grantee is a senior geological consultant to our company at our Lookout Hill property in Mongolia and of the total number of options granted, he received 10,000 pursuant to a compensatory plan and under the exemption provided in Rule 701 - Exempt Offerings Pursuant to Compensatory Arrangements.

On April 20, 2004 we issued 250,000 share purchase warrants to Mongol Gazar Co., Ltd. in consideration of the waiver of certain contract rights held by it as a result of the September 13, 2003 purchase agreement whereby we acquired our Lookout Hill property. Each warrant entitled the holder to purchase one share in our company at a price of Cdn $1.05 for a period of two years. At the time we issued these warrants we were a Yukon Territory, Canada company without any ties to the United States except that one of our directors is a U.S. person. The sale of these securities took place outside of the United States, was to a non-U.S. person, it was not advertised, there was no directed selling into the United States and the Securities Act of 1933, as amended, did not apply.

On November 9, 2004 we issued 4,6000,000 shares at a purchase price of Cdn $1.00 and 4,600,000 share purchase warrants with an exercise price of Cdn $1.10 to Ivanhoe Mines Ltd., in connection with an Equity Participation and Earn-In Agreement dated as of October 15, 2004. At the time that we issued these shares and share purchase warrants we were a Yukon Territory, Canada company without any ties to the United States except that one of our directors is a U.S. person. Ivanhoe Mines Ltd. is a non-U.S. person and these securities were issued in connection with a transaction involving our Lookout Hill property in Mongolia. Although there were press releases made in connection with the overall transaction and the private placement, it was not advertised, there was no directed selling into the United States and the Securities Act of 1933, as amended, did not apply.

On November 12, 2004 we granted a total of 1,665,000 stock options at a price of Cdn $1.15 to sixteen directors, officers, employees and consultants of our company. The options are exercisable for a period of 5 years. At the time we granted these options, we were a Yukon Territory, Canada company without any ties to the United States except that one of our directors is a U.S. person. Fourteen of the sixteen people to whom we granted these options were non-U.S. persons, the options were not granted pursuant to any advertisement, there was no directed selling into the United States and the grant of these options to these people was not subject to the Securities Act of 1933, as amended. Two of these sixteen grantees are U.S. persons. Of these two, one is a member of our Board of Directors and an accredited investor as defined in Rule 501 of Regulation D, and we relied on the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder, in order to issue these options to him. The other grantee is a senior geological consultant to our company at our Lookout Hill property in Mongolia and of the total number of options granted, he received 115,000 pursuant to a compensatory plan under the exemption provided in Rule 701 - Exempt Offerings Pursuant to Compensatory Arrangements.

On November 24, 2004 we granted a total of 200,000 stock options at a price of Cdn $1.20 to one director of our company. The options are exercisable for a period of 5 years. At the time we granted these options, we were a Yukon Territory, Canada company without any ties to the United States except that one of our directors is a U.S. person. The director to whom we granted these options is a non-U.S. person, the options were not granted pursuant to any advertisement, there was no directed selling into the United States and the grant of these options to this director was not subject to the Securities Act of 1933, as amended.

On December 24, 2004, we issued 10,000 shares to Canaccord Capital Corporation upon exercise of 10,000 share purchase warrants at an average price of $0.93 for total proceeds of $8,621. All of these shares were issued pursuant to the exercise of previously issued share purchase warrants. These sales were not advertised, there was no directed selling into the United States, none of the persons exercising these share purchase warrants was a U.S. person and we relied on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On December 17, 2004 we granted a total of 600,000 stock options at a price of Cdn$1.25 to a consultant to our company. The options are exercisable for a period of 5 years. The consultant to whom we granted these options is a non-U.S. person, the options were not granted in the United States or pursuant to any advertisement, there was no directed selling into the United States and we relied on the exemption from registration provided for under Regulation S promulgated under the Securities Act of 1933, as amended.

On January 7, 2005 we granted a total of 400,000 stock options at a price of Cdn$1.28 to a consultant to our company. The options are exercisable for a period of 5 years. The consultant to whom we granted these options is a non-U.S. person, the options were not granted in the United States or pursuant to any advertisement, there was no directed selling into the United States and we relied on the exemption from registration provided for under Regulation S promulgated under the Securities Act of 1933, as amended.

During the month of January, 2005, we issued 12,500 shares to Cannacord Capital Corporation upon exercise of 12,500 share purchase warrants at an average price of $0.93 for total proceeds of $11,008. All of these shares were issued pursuant to the exercise of previously issued share purchase warrants. These sales were not advertised, there was no directed selling into the United States, none of the persons exercising these share purchase warrants was a U.S. person and we relied on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 3, 2005 we granted a total of 100,000 stock options at a price of Cdn$1.19 to a consulting firm to our company. The options are exercisable for a period of 3 years. The consulting firm to whom we granted these options is a non-U.S. firm, the options were not granted in the United States or pursuant to any advertisement, there was no directed selling into the United States and we relied on the exemption from registration provided for under Regulation S promulgated under the Securities Act of 1933, as amended.

During the month of March, 2005, we issued 2,500 shares to Canaccord Capital Corporation upon exercise of 2,500 share purchase warrants at an average price of $0.93 for total proceeds of $2,202. All of these shares were issued pursuant to the exercise of previously issued share purchase warrants. These sales were not advertised, there was no directed selling into the United States, none of the persons exercising these share purchase warrants was a U.S. person and we relied on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On March 3, 2005 we granted a total of 75,000 stock options at a price of Cdn$1.19 to a consultant to our company. The options are exercisable for a period of 5 years. The consultant to whom we granted these options is a non-U.S. person, the options were not granted in the United States or pursuant to any advertisement, there was no directed selling into the United States and we relied on the exemption from registration provided for under Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6. Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. We refer you to the cautionary statement regarding forward looking statements included at the beginning of this annual report. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in conformity with United States Generally Accepted Accounting Principles.

Overview

We are an exploration stage resource company engaged in exploring mineral resource properties. As discussed in more detail in the Description of Property section of this annual report beginning on page 15, our current mineral properties consist of five mineral exploration licenses granted by the Mineral Resources Authority of Mongolia, a division of the government of Mongolia. All of these mineral exploration licenses have been registered in the name of our Mongolian subsidiary Entrée LLC.

There is no assurance that a commercially viable mineral deposit exists on any of our properties and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled 'Risk Factors', beginning on page 8 of this annual report, for additional information about the risks of mineral exploration.

Three of our five mineral properties, known as the Javhlant, Shivee Tolgoi and Togoot licenses, are contiguous and are referred to collectively as the Lookout Hill property. A map of the Lookout Hill property has been included in this annual report at page 20; we believe that reference to this map will be helpful to you during your review of our Plan of Operation, below. The Lookout Hill property is our principal focus at this time, though it is without a known body of commercial ore or improvements of any kind.

Over the next 12 months we propose to continue our exploration activities at the Lookout Hill property. As is discussed in greater detail the Section of this annual report entitled "Our Business" beginning at page 4, above, we recently entered into an Equity Participation and Earn-In Agreement with Ivanhoe Mines Ltd. pursuant to which we anticipate that Ivanhoe Mines Ltd. will pursue, at its expense, exploration for minerals on the portion of our Lookout Hill property that is identified on the map at page 7 as the "Project Property". At the same time, we intend to continue our exploration activities on the balance of our Lookout Hill property, in addition to exploration activities on our other mineral properties in Mongolia.

Cost Estimate, Lookout Hill

In July 2002, Dr. Andrejs Panteleyev (an independent consulting geologist), recommended a two phase exploration program consisting of a mix of trenching, geophysical surveying, diamond drilling and geochemical analysis and assays. A table reproduced on page 21 of this annual report shows the components of Phase I of Dr. Panteleyev's program, together with the projected budget and the actual costs incurred by our company from May 1, 2002 through July 31, 2003.

On August 1, 2003, we commenced Phase II of the two phase exploration program recommended by Dr. Panteleyev. The following table shows the components of Phase II, together with the projected budget and the actual costs incurred by our company from August 1, 2003 through December 31, 2004:

PHASE II	Technical Report Budget	Actual Aug 03 to Sept. 04	Variance F(U)
	USD	USD	USD
Management, professional and overhead costs:
Exploration and camp personnel	85,000	268,540	(183,540)
Travel	30,000	182,643	(152,643)
Vehicle rentals	20,000	145,887	(125,887)
Accommodation	38,000	23,525	14,475
Trenching	20,000	50,747	(30,747)
Geophysical surveying	20,000	711,577	(691,577)
Diamond drilling	600,000	543,375	56,625
Geochemical analysis and assays	93,750	323,348	(229,598)
Miscellaneous, [camp administration]	10,000	347,531	(337,531)
Contingencies	91,675	0	91,675
Stock-based compensation		192,301	(192,301)
Legal		8,754	(8,754)
	1,008,425	2,798,048	(1,789,623)

At December 31, 2004 we considered Phase II of the exploration program recommended by Dr. Panteleyev to be complete. The drilling program in the Zone III, Zones I and II and the X-Grid areas was completed in August, with drill results released in September. The surface geophysical surveys to the west and south of the Turquoise Hill property (as shown on the map on page 20) and in the Bayan Ovoo areas were completed in early November. Trenching and sampling of selected targets, geological mapping, reconnaissance mapping and sampling over the entire 179,000 hectares of the Lookout Hill property was finished at the end of November. Our geologists are now in the process of compiling the assay results and evaluating the analyses.

Dr. Panteleyev reviewed the data gathered during the 2004 exploration season and recommended a work program for the 2005 exploration season in a report prepared in accordance with National Instrument 43-101 dated February 4, 2005.

Due to severe weather conditions during the winter months, all field exploration activities at Lookout Hill were suspended until mid-February 2005, when the 2005 exploration season began. We expect that the 2005 exploration program will include deep probing geophysical surveys over Zone I/III and Bayan Ovoo, follow-up drilling in previously drilled areas, drilling in new areas identified by previous ongoing surveys and continued reconnaissance mapping of the entire property as outlined in Dr. Panteleyev's new report. An estimate of the extent of the 2005 exploration program and the anticipated costs is given in the table below. We currently estimate that the budget for the 2005 exploration program on that portion of our Lookout Hill property outside the exploration agreements with Ivanhoe will be approximately $2,970,000.

The following table sets out our projected budget for the 12 month period ending December 31, 2005:
December 31, 2005
Exploration, Lookout Hill
Drilling	$900,000
Gradient IP (induced polarization)	250,000
Capital expenditures	250,000
Camp operating expenses	350,000
Communication	75,000
Assays	200,000
Transport	125,000
Travel	150,000
Salaries	350,000
Ulaan Baatar office	50,000
Contingency (10%)	270,000
2,970,000

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the 12 month period ending December 31, 2005, we will be required to pay an aggregate of $180,000 for the Lookout Hill property.

Cost Estimate - Ikh Ulziit Uul

Although we intend to focus most of our exploration effort over the next 12 months on our Lookout Hill property because it is the most advanced of our properties to date and it shows promising results, we also propose to begin advanced exploration on the Ikh Ulziit Uul property. Programs will include geological mapping and sampling, deep-probing geophysical (induced polarization and magnetometer) and geochemical surveys. Selected anomalies may be trenched or diamond drilled. We estimate that these activities on the Ikh Ulziit Uul property will cost approximately $904,750 over the 12 month period ending December 31, 2005.

The following table shows our projected budget for the 12 month period ending December 31, 2005 for the Ikh Ulziit Uul property:

December 31, 2005
Exploration, Ikh Ulziit Uul
Drilling	$300,000
Gradient IP	250,000
Capital expenditures	30,000
Camp operating expenses	50,000
Communication	10,000
Assays	60,000
Transport	12,500
Travel	20,000
Salaries	80,000
Ulaan Baatar office	10,000
Contingency - 10%	82,250
$904,570

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the next 12 months ending December 31, 2005, we will be required to pay $7,000 for the Ikh Ulziit Uul property.

Cost Estimate - Khatsavch

We also intend to do some preliminary exploration work consisting mainly of reconnaissance mapping and sampling on the Khatsavch property during this period, which we estimate will cost approximately $10,000.

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the next 12 months ending December 31, 2005, we will be required to pay $1,000 for the Khatsavch property.

Cost Estimate -Overview

The following table sets out our combined operating budget for the 12 month period ending December 31, 2005:
December 31, 2005
Exploration, combined
Lookout Hill	$2,970,000
Ikh Ulziit Uul	904,750
Khatsavch	10,000
3,884,750

Other expenditures
Annual license fees	188,000
New project evaluation	50,000
Vancouver office	564,000
Investor relations	420,000
1,222,000

Total expenditures	5,106,750
Working capital, December 31, 2004	6,024,532

Working capital, December 31, 2005, estimated	$917,782

Our average monthly corporate expenditures, which we have determined based on our experience over the previous 12 months, is estimated to be approximately $47,000 per month or $564,000 over the 12 month period ending December 31, 2005, including estimated legal fees of $180,000.

Over the next 12 months, we anticipate that we will incur promotional and investor relations costs of approximately $420,000 consisting of ongoing investor relations fees, five investment conferences and mail-outs.

Some proceeds will be designated for ongoing new project evaluations and acquisitions during the fall of 2005. Mongolia will remain our primary area of interest. A budget of $50,000 has been allocated for this purpose.

As at December 31, 2004, we had working capital of $6,024,532. We estimate that our expenditures for the 12 month period ending December 31, 2005 will be $5,106,750. We anticipate that we will not need to raise any additional funds to meet our currently budgeted working capital requirements for the 12 month period ending December 31, 2005.

As at December 31, 2004, we had nine full time employees (six in our Vancouver administrative office and three in our Ulaan Baatar administrative office). We hired 45 part time employees at our Lookout Hill property during the 2004 field exploration season and expect to hire the same number during 2005. We do not anticipate making any significant changes to our full-time staff over the next 12 months.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars and are prepared in conformity with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm of Davidson & Company for the audited financial statements for the year ended December 31, 2004, the eight-month period ended December 31, 2003, the year ended April 30, 2003 and the cumulative period from inception (July 19, 1995) to December 31, 2004 are included herein immediately preceding the audited consolidated financial statements.

Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm, dated March 24, 2005.

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2004, the eight month period ended December 31, 2003, the year ended April 30, 2003 and the cumulative period from inception (July 19, 1995) to December 31, 2004.

Consolidated Statement of Stockholders' Equity for the cumulative period from inception (July 19, 1995) to December 31, 2004.

Consolidated Statements of Cash Flows for the year ended December 31, 2004, the eight month period ended December 31, 2003, the year ended April 30, 2003 and the cumulative period from inception (July 19, 1995) to December 31, 2004.

Notes to the Consolidated Financial Statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

DECEMBER 31, 2004

DAVIDSON & COMPANY Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Entrée Gold Inc.

We have audited the consolidated balance sheets of Entrée Gold Inc. as at December 31, 2004 and 2003 and the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2004, the eight month period ended December 31, 2003, the year ended April 30, 2003 and the cumulative period from inception (July 19, 1995) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004, the eight month period ended December 31, 2003, the year ended April 30, 2003 and the cumulative period from inception (July 19, 1995) to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

March 24, 2005 Vancouver, Canada	/s/ Davidson & Company Chartered Accountants

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
	December 31, 2004	December 31, 2003

ASSETS
Current
Cash and cash equivalents	$ 6,060,371	$ 5,455,495
Receivables	100,410	79,202
Prepaid expenses	62,514	34,980
Total current assets	6,223,295	5,569,677
Equipment (Note 3)	139,120	36,871
Total assets	$ 6,362,415	$ 5,606,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 198,763	$ 129,448
Stockholders' equity
Common stock, no par value, unlimited number authorized, (Note 5) 50,868,066 (2003 - 45,684,230) issued and outstanding	20,692,906	16,655,023
Additional paid-in capital	4,898,250	2,853,968
Accumulated other comprehensive income: Foreign currency cumulative translation adjustment	180,482	47,981
Accumulated deficit during the exploration stage	(19,607,986)	(14,079,872)
Total stockholders' equity	6,163,652	5,477,100
Total liabilities and stockholders' equity	$ 6,362,415	$ 5,606,548

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)
	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003	Cumulative Period From Inception (July 19, 1995) to December 31, 2004

EXPENSES
Audit and accounting	$ 60,974	$ 34,762	$ 10,747	$ 106,483
Consulting fees (Notes 5 and 6)	160,386	8,990	28,558	254,242
Depreciation	24,090	7,079	3,367	34,535
Escrow shares compensation (Notes 5 and 6)	507,440	1,719,102	-	2,226,542
Foreign exchange loss	3,421	12,052	3,037	18,510
Legal (Notes 5 and 6)	286,276	111,417	172,454	675,350
Loss on settlement of debt (Note 6)	-	-	5,252	5,252
Management fees (Notes 5 and 6)	581,992	221,853	24,638	918,945
Mineral property interests (Note 4)	2,700,265	10,075,997	674,263	13,682,857
Office and administration (Note 5)	593,760	134,227	37,940	779,223
Regulatory and transfer agent fees	30,027	10,508	39,522	84,602
Shareholder communications and investor relations (Note 5)	565,489	173,752	48,124	816,058
Travel	112,036	15,476	26,318	153,830
Loss from operations	(5,626,156)	(12,525,215)	(1,074,220)	(19,756,429)
Interest income	98,042	19,456	900	148,443
Net loss	$ (5,528,114)	$ (12,505,759)	$ (1,073,320)	$ (19,607,986)

Comprehensive loss:
Net loss	$ (5,528,114)	$ (12,505,759)	$ (1,073,320)	$ (19,607,986)
Foreign currency translation adjustment	132,501	1,950	73,080	180,482
Comprehensive loss	$ (5,395,613)	$ (12,503,809)	$ (1,000,240)	$ (19,427,504)

Basic and diluted net loss per common share	$ (0.13)	$ (0.69)	$ (0.14)

Weighted average number of common shares outstanding	43,251,687	18,061,767	7,787,990

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States dollars)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During the Exploration Stage	Total Stockholders' Equity

Balance, July 19, 1995 (date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued:
Private placement	4,200,000	60,852	-	-	-	60,852
Acquisition of mineral property interests	3,200,000	147,520	-	-	-	147,520
Foreign currency translation adjustment	-	-	-	(756)	-	(756)
Net loss	-	-	-	-	(175,714)	(175,714)
Balance, April 30, 1996	7,400,000	208,372	-	(756)	(175,714)	31,902
Shares issued:
Private placements	3,880,000	274,718	-	-	-	274,718
Foreign currency translation adjustment	-	-	-	(8,568)	-	(8,568)
Net loss	-	-	-	-	(56,250)	(56,250)
Balance, April 30, 1997	11,280,000	483,090	-	(9,324)	(231,964)	241,802
Foreign currency translation adjustment	-	-	-	(5,216)	-	(5,216)
Net loss	-	-	-	-	(33,381)	(33,381)
Balance, April 30, 1998	11,280,000	483,090	-	(14,540)	(265,345)	203,205
Foreign currency translation adjustment	-	-	-	(3,425)	-	(3,425)
Net loss	-	-	-	-	(40,341)	(40,341)
Balance, April 30, 1999	11,280,000	483,090	-	(17,965)	(305,686)	159,439
Escrow shares compensation	-	-	41,593	-	-	41,593
Exercise of stock options	1,128,000	113,922	-	-	-	113,922
Foreign currency translation adjustment	-	-	-	(896)	-	(896)
Net loss	-	-	-	-	(154,218)	(154,218)
Balance, April 30, 2000	12,408,000	597,012	41,953	(18,861)	(459,904)	159,840
Foreign currency translation adjustment	-	-	-	(5,627)	-	(5,627)
Net loss	-	-	-	-	(18,399)	(18,399)
Balance, April 30, 2001	12,408,000	597,012	41,593	(24,488)	(478,303)	135,814
Foreign currency translation adjustment	-	-	-	(2,561)	-	(2,561)
Net loss	-	-	-	-	(22,490)	(22,490)
Balance, April 30, 2002	12,408,000	$ 597,012	$ 41,593	$ (27,049)	$ (500,793)	$ (110,763)

- continued -

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States dollars)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During the Exploration Stage	Total Stockholders' Equity

- continued -
Balance, April 30, 2002	12,408,000	$ 597,012	$ 41,593	$ (27,049)	$ (500,793)	$ (110,763)
Shares issued:
Private placements	7,500,000	1,351,055	-	-	-	1,351,055
Exercise of warrants	12,500	3,288	-	-	-	3,288
Agent's finder fee	310,000	39,178	-	-	-	39,178
Finders' fee for mineral property interests	100,000	35,827	-	-	-	35,827
Debt settlement	135,416	45,839	5,252	-	-	51,091
Agent's warrants	-	-	16,877	-	-	16,877
Escrow shares compensation	-	-	40,205	-	-	40,205
Stock-based compensation	-	-	16,660	-	-	16,660
Share issue costs	-	(211,207)	-	-	-	(211,207)
Foreign currency translation adjustment	-	-	-	73,080	-	73,080
Net loss	-	-	-	-	(1,073,320)	(1,073,320)
Balance, April 30, 2003	20,465,916	1,860,992	120,587	46,031	(1,574,113)	453,497
Shares issued:
Private placements and offerings	16,352,942	10,891,160	-	-	-	10,891,160
Exercise of warrants	3,730,372	1,316,664	(6,443)	-	-	1,310,221
Exercise of stock options	35,000	18,730	(4,026)	-	-	14,704
Agent's corporate finance fee	100,000	64,192	8,384	-	-	72,576
Acquisition of mineral property interests (Note 4)	5,000,000	3,806,000	-	-	-	3,806,000
Agent's warrants	-	-	370,741	-	-	370,741
Escrow shares compensation	-	-	1,949,878	-	-	1,949,878
Stock-based compensation	-	-	414,847	-	-	414,847
Share issue costs	-	(1,302,715)	-	-	-	(1,302,715)
Foreign currency translation adjustment	-	-	-	1,950	-	1,950
Net loss	-	-	-	-	(12,505,759)	(12,505,759)
Balance, December 31, 2003	45,684,230	16,655,023	2,853,968	47,981	(14,079,872)	5,477,100
Shares issued:
Private placement	4,600,000	3,846,521	-	-	-	3,846,521
Exercise of warrants	533,836	186,208	(13,197)	-	-	173,011
Exercise of stock options	50,000	26,180	(8,238)	-	-	17,942
Warrants issued for cancellation of price guarantee (Note 4)	-	-	129,266	-	-	129,266
Escrow shares compensation	-	-	405,739	-	-	405,739
Share issue costs	-	(21,026)	-	-	-	(21,026)
Stock-based compensation	-	-	1,530,712	-	-	1,530,712
Foreign currency translation adjustment	-	-	-	132,501	-	132,501
Net loss	-	-	-	-	(5,528,114)	(5,528,114)
Balance, December 31, 2004	50,868,066	$ 20,692,906	$ 4,898,250	$ 180,482	$ (19,607,986)	$ 6,163,652

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003	Cumulative Period from Inception (July 19, 1995) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,528,114)	$ (12,505,759)	$ (1,073,320)	$ (19,607,986)
Items not affecting cash:
Depreciation	24,090	7,079	3,367	34,535
Stock-based compensation	1,530,712	414,847	16,660	1,962,219
Escrow shares compensation	405,739	1,949,878	40,205	2,437,415
Loss on settlement of debt	-	-	5,252	5,252
Warrants issued for cancellation of price guarantee (Note 4)	129,266	-	-	129,266
Finders' fee, paid in stock	-	-	35,827	35,827
Mineral property interests, paid in stock	-	3,806,000	-	3,806,000
Changes in assets and liabilities:
Increase in receivables	(21,208)	(43,046)	(34,714)	(100,410)
Increase in prepaid expenses	(27,534)	(13,263)	(19,878)	(62,514)
Increase in accounts payable and accrued liabilities	69,315	21,881	150,414	244,602
Net cash used in operating activities	(3,417,734)	(6,362,383)	(876,187)	(11,115,794)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	4,037,474	12,216,085	1,354,343	18,204,914
Share issue costs	(21,026)	(859,398)	(155,152)	(1,035,576)
Net cash provided by financing activities	4,016,448	11,356,687	1,199,191	17,169,338
CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	-	20,000	(20,000)	-
Acquisition of equipment	(126,339)	(24,583)	(22,734)	(173,655)
Net cash used in investing activities	(126,339)	(4,583)	(42,734)	(173,655)
Effect of foreign currency translation on cash and cash equivalents	132,501	1,950	73,080	180,482
Increase in cash and cash equivalents during the period	604,876	4,991,671	353,350	6,060,371
Cash and cash equivalents, beginning of period	5,455,495	463,824	110,474	-
Cash and cash equivalents, end of period	$ 6,060,371	$ 5,455,495	$ 463,824	$ 6,060,371

Cash paid for interest during the period	$ -	$ -	$ -	$ -

Cash paid for income taxes during the period	$ -	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

1. NATURE OF OPERATIONS

The Company was incorporated under the laws of the Province of British Columbia and continued under the laws of the Yukon Territory. The Company's principal business activity is the exploration of mineral property interests. Effective October 10, 2002, pursuant to a special resolution passed by the shareholders of the Company, the Company changed its name from Entrée Resources Inc. to Entrée Gold Inc. and consolidated its share capital on a 2:1 basis (Note 5). In December 2003, the Company changed its fiscal year end from April 30 to December 31. To date, the Company has not generated significant revenues from its operations and is considered to be in the exploration stage.

All amounts are expressed in United States dollars, except for certain per share amounts denoted in Canadian dollars ("C$").

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and include the accounts of the Company and its wholly-owned Mongolian subsidiary, Entrée LLC. All inter-company transactions and balances have been eliminated upon consolidation. These consolidated financial statements conform in all material respects with Canadian generally accepted accounting principles ("Canadian GAAP") except as described in Note 12.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. To limit its credit risk exposure for amounts in excess of federally insured limits, the Company places its deposits with financial institutions of high credit standing.

Equipment

Equipment, consisting of office, computer and field equipment, is recorded at cost less accumulated depreciation. Depreciation is recorded on a declining balance basis at rates ranging from 20% to 30% per annum.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Mineral property interests

Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Asset retirement obligation

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. To date, the Company has not incurred any asset retirement obligations.

Escrow shares

Shares placed in escrow in connection with an initial public offering which are to be released upon achievement of certain performance criteria are considered to be contingently issueable and compensatory in nature. Accordingly, the difference between the fair value of these shares, being the trading price of the Company's publicly traded common shares, at the time they are released from escrow and their original issue price is accounted for as compensation expense in the period of release.

As described in Note 5, certain of the Company's escrow shares were transferred to a Trustee for the benefit of future employees, officers and directors of the Company. As these performance escrow shares are considered compensatory in nature, the Company records a compensation benefit at fair value, being the trading price of the Company's publicly traded common shares, when a portion or all of the these performance escrow shares are allocated to specific individuals and adjusts this compensation benefit to fair value at the end of each respective reporting period until the performance escrow shares are released from escrow.

Stock-based compensation

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to May 1, 2003, the Company chose to account for stock-based compensation, excluding escrow shares, using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. Effective for the eight month period ended December 31, 2003, the Company adopted Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" whereby the Company voluntary changed to the fair value based method of accounting for stock-based employee compensation on a prospective basis.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock-based compensation (cont'd...)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended April 30, 2003:

Year Ended April 30, 2003

Net loss, as reported	$ (1,073,320)
Add: Total stock-based employee compensation expense included in net loss, as reported determined under APB 25, net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(105,771)
Net loss, pro-forma	$ (1,179,091)

Basic and diluted net loss per share, as reported	$ (0.14)

Basic and diluted net loss per share, pro-forma	$ (0.15)

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, future income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values and their respective income tax bases (temporary differences). Future income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in tax rates is included in income in the period in which the change occurs. The amount of future income tax assets recognized is limited to the amount that is more likely than not to be realized.

Foreign currency translation

The functional currency of the Company and its wholly-owned subsidiary is the Canadian dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Foreign currency translation (cont'd...)

The Company follows the current rate method of translation with respect to its presentation of these consolidated financial statements in the reporting currency, being the United States dollar. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholder's equity as accumulated other comprehensive income.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At December 31, 2004, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 22,340,170 (December 31, 2003 - 19,568,123; April 30, 2003 - 14,694,681).

Shares that remain in escrow are excluded from the weighted average number of shares of common stock. The number of shares held in escrow excluded from the weighted average number of shares of common stock was 3,510,900 (December 31, 2003 - 7,291,800; April 30, 2003 - 8,432,250).

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") (revised December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") as follows:

i. Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii. Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.

iii. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award's value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current year.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

3. EQUIPMENT

	December 31, 2004			December 31, 2003

	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Office equipment	$ 17,803	$ 3,964	$ 13,839	$ 19,176	$ 4,510	$ 14,666
Computer equipment	38,421	20,216	18,207	4,282	2,215	2,067
Field equipment	117,431	10,357	107,074	23,858	3,720	20,138
	$ 173,655	$ 34,535	$ 139,120	$ 47,316	$ 10,445	$ 36,871

4. MINERAL PROPERTY INTERESTS

Title to mineral property interests involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral property interests. The Company has investigated title to its mineral property interests and, to the best of its knowledge, title to the mineral property interests are in good standing.

Under the terms of an option agreement completed in July, 2002, the Company had the right to acquire up to a 60% interest in three mineral concessions (collectively, the "Lookout Hill Property"), located in southern Mongolia, from Mongol Gazar Co., Ltd. ("Mongol Gazar"), the Mongolian owner. In November 2003, pursuant to an amended purchase agreement which replaced the previous option agreement and all obligations thereunder, the Company acquired from Mongol Gazar a 100% interest in the Lookout Hill Property, free of all royalties. As consideration, the Company paid $5,500,000, issued 5,000,000 common shares at a value of $3,806,000 and agreed to pay Mongol Gazar the amount, if any, by which the net proceeds from the sale of the 5,000,000 shares issued to Mongol Gazar in this transaction is less than $5,000,000 (the "Minimum Price Guarantee").

For the above purchase price, the Company also acquired a 100% interest in a fourth mineral concession (the "Ulziit Uul" Property") located in southern Mongolia.

On April 20, 2004, subject to TSX Venture Exchange ("TSX-V") regulatory approval which was received on June 14, 2004, the Company agreed to issue non-transferable warrants to purchase up to 250,000 shares of the Company (issued) at a price of C$1.05 per share for two years to Mongol Gazar, in satisfaction of the Minimum Price Guarantee previously provided to Mongol Gazar. The fair value of the warrants was estimated to be $129,266. In addition, Mongol Gazar has agreed to transfer to the Company's subsidiary, Entrée LLC, its 100% interest in an exploration licence located in Khanbogd, Omnogovi, Mongolia (the "Khatsavch" property).

In October, 2004, the Company granted to Ivanhoe Mines Ltd. ("Ivanhoe") the right to earn, over an eight year period, a participating interest in a certain portion of its Lookout Hill Property (the "Project Property"). Under the agreement, Ivanhoe must spend a minimum of $3 million in order to earn surface rights in the Project Property and a minimum of $20 million in order to earn any mineral rights interest in the Project Property and may acquire up to an 80% interest in mineralization below a depth of 560 metres and a 70% interest in mineralization above a depth of 560 metres by spending $35 million. Thereafter, the Company has the right to require Ivanhoe to fund its share of subsequent project costs through to production, to be recovered from production cash flow. The agreement with Ivanhoe also provided for Ivanhoe to subscribe for 4,600,000 units of the Company at a price of C$1.00 per unit (completed in November 2004).

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

4. MINERAL PROPERTY INTERESTS (cont'd...)

The Company's exploration licenses begin to expire in March 2008 through to October 2010. The total estimated annual fees in order to maintain these licenses in good standing is approximately $188,000.

Mineral property interest costs incurred are summarized as follows:

	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003	Cumulative Ended December 31, 2004

Lookout Hill:
Acquisition costs	$ 273,126	$ 9,241,424	$ 346,432	$ 9,860,982
Assaying, testing and analysis	299,902	45,872	18,679	364,453
Camp and field supplies	534,972	278,825	68,370	882,167
Drilling	550,714	-	-	550,714
Geological and geophysical	812,166	457,018	181,438	1,450,622
Travel and accommodation	141,128	52,858	59,344	253,330
	2,612,008	10,075,997	674,263	13,362,268
Ulziit Uul: Acquisition	5,284	-	-	5,284
Camp and field supplies	36,595	-	-	35,595
Geological	13,096	-	-	13,096
Travel	3,073	-	-	3,073
	58,048	-	-	58,048
Khatsavch: Acquisition	49	-	-	49
	49	-	-	49
Other	30,160	-	-	262,492
	$ 2,700,265	$ 10,075,997	$ 674,263	$ 13,682,857

5. COMMON STOCK

In October 2002, the Company consolidated its issued share capital on a two old shares for one new share basis. Authorized share capital remained unchanged. All references to share and per share amounts in these consolidated financial statements have been adjusted accordingly.

In May 2004, the Company received shareholder approval to amend its Articles to increase the authorized share capital of the Company from 100,000,000 common shares without par value to an unlimited number of common shares without par value.

Share issuances

In July 1995, the Company completed a private placement consisting of 4,200,000 common shares issued at a price of C$0.02 per share for gross proceeds of $60,852.

In July 1995, the Company issued 3,200,000 shares at a value of $147,520 for the acquisition of a mineral property interest in Costa Rica. This mineral property was abandoned in 2001.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

5. COMMON STOCK (cont'd...)

In January 1997, the Company completed a private placement consisting of 1,680,000 common shares issued at a price of C$0.06 per share for gross proceeds of $77,553.

In April 1997, the Company completed a private placement consisting of 2,200,000 common shares issued at a price of C$0.12 per share for gross proceeds of $197,165.

In February 2000, the Company issued 1,128,000 common shares for cash proceeds of $113,922 on the exercise of stock options.

In September 2002, the Company completed a brokered private placement consisting of 4,000,000 units issued at a price of C$0.20 per unit for gross proceeds of $505,520. Each unit consisted of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitled the holder to acquire one additional common share at a price of C$0.40 per share for a period of one year. As part of this private placement, the Company issued 310,000 units as a finder's fee to the agent. Each agent's unit consisted of one common share and one-half non-transferable share purchase warrant whereby each whole share purchase warrant entitled the agent to acquire one additional common share at a price of C$0.40 per share for a period of one year. Related share issue costs of $112,338 were comprised of cash costs totaling $72,556 and the fair value of 310,000 units estimated at $39,782, of which $39,178 was assigned to the common shares and $604 was assigned to the warrants.

In January 2003, the Company completed a combination brokered and non-brokered private placement consisting of 2,500,000 units issued at a price of C$0.35 per unit for gross proceeds of $569,975. Each unit consisted of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitled the holder to acquire one additional common share at a price of C$0.40 per share for a period of one year. As part of this private placement, the Company issued 329,723 agent's warrants whereby each warrant entitled the agent to acquire one additional common share at a price of C$0.40 per share for a period of one year. Related share issue costs of $94,461 were comprised of cash costs totaling $78,188 and the fair value of the agents warrants estimated at $16,273.

In January 2003, the Company issued 100,000 common shares at a value of $35,827 as a finder's fee towards the acquisition of mineral property interests (Note 4).

In February 2003, the Company issued 12,500 common shares for proceeds of $3,288 on the exercise of warrants.

In March 2003, the Company issued 135,416 common shares at a value of $45,839 and 67,708 non-transferable share purchase warrants with a value of $5,252 to settle accounts payable totalling $45,839 resulting in a loss on settlement of $5,252. Each share purchase warrant entitled the holder to acquire one additional common share at a price of C$0.60 per share for a period of one year.

In April 2003, the Company completed a non-brokered private placement consisting of 1,000,000 units issued at a price of C$0.40 per unit for proceeds of $275,560. Each unit consisted of one common share and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share at a price of C$0.50 per share for the first year and at C$0.60 per share for the second year. The Company incurred costs of $4,408 with respect to this private placement.

In August 2003, the Company completed a non-brokered private placement consisting of 2,000,000 common shares issued at a price of C$0.20 per share for gross proceeds of $288,360. Related share issue costs of $15,270 were charged as a reduction to the gross proceeds raised on the non-brokered private placement.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

5. COMMON STOCK (cont'd...)

Share issuances (cont'd...)

In October 2003, the Company completed a short-form offering and issued 2,352,942 units at a price of C$0.85 per unit for gross proceeds of $1,510,400. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant. Each whole share purchase warrant allows the holder to purchase one additional common share at an exercise price of C$1.06 on or before October 22, 2005. The agent for the offering was paid a cash commission of 8.5% of the gross proceeds received, or $128,384, in respect of units sold and received agent's warrants to acquire common shares equal to 10% of the number of units sold, or 235,294 warrants. The agent's warrants allow the agent to purchase one additional common share at an exercise price of C$0.95 per share on or before October 22, 2004. The agent was also issued 100,000 units as a corporate finance fee. Each agent's unit consists of one common share and one-half of one non-transferable share purchase warrant. Each whole share purchase warrant allows the agent to purchase one additional common share at an exercise price of C$0.95 on or before October 22, 2004. Related share issue costs of $296,296 were comprised of cash costs totaling $164,004 and the fair value of 100,000 agents units estimated at $72,576 and the fair value of 235,294 agent's warrants estimated at $59,716. The fair value of the agent's units of $72,576 consisted of $64,192 assigned to the common shares and $8,384 assigned to the warrants.

In October 2003, the Company completed a brokered private placement consisting of 12,000,000 units at a price of C$1.00 per unit for gross proceeds of $9,092,400. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant. Each whole share purchase warrant allows the holder to purchase one additional common share at an exercise price of C$1.35 on or before October 31, 2005. The agent for the offering was paid a cash commission of 6.5% of the gross proceeds received in respect of units sold by the agent up to 11,500,000 units, or $566,381, and received 920,000 agent's warrants. The agent's warrants allow the agent to purchase one additional common share at an exercise price of C$1.35 per share on or before April 30, 2005. Related share issue costs of $991,149 were comprised of cash costs totaling $680,124 and the fair value of the agents warrants estimated at $311,025.

In November 2003, the Company issued 5,000,000 shares at a value of $3,806,000 for the acquisition of a mineral property interest (Note 4).

During the eight month period ended December 31, 2003 the Company issued 3,730,372 common shares for cash proceeds of $1,310,221 on the exercise of warrants. The warrants exercised had a corresponding fair value of $6,443 when issued which has been transferred from additional paid-in capital to common stock on the exercise of the warrants.

During the eight month period ended December 31, 2003, the Company issued 35,000 common shares for cash proceeds of $14,704 on the exercise of stock options. The fair value recorded when the options were granted of $4,026 has been transferred from additional paid-in capital to common stock on the exercise of the options.

In January 2004, the Company issued 50,000 common shares for cash proceeds of $17,942 on the exercise of stock options. The fair value recorded when the options were granted of $8,238 has been transferred from additional paid-in capital to common stock on the exercise of the options.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

5. COMMON STOCK (cont'd...)

Share issuances (cont'd...)

In November 2004, the Company completed a non-brokered private placement consisting of 4,600,000 units at a price of C$1.00 per unit for gross proceeds of $3,846,521. Each unit consisted of one common share and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of C$1.10 on or before November 9, 2006. Pursuant to an agreement with the Company, the placee, being Ivanhoe, has a pre-emptive right to such percentage of any future offering of securities by the Company to enable them to preserve their pro-rata ownership interest in the Company after their acquisition of these 4,600,000 units. Related share issue costs were comprised of cash costs totalling $21,026.

During the year ended December 31, 2004, the Company issued 533,836 common shares for cash proceeds of $173,011 on the exercise of warrants. Certain of the warrants exercised had a corresponding fair value of $13,197 when issued which has been transferred from additional paid-in capital to common stock on the exercise of the warrants.

Escrow shares

Included in issued capital stock at December 31, 2004 are 3,510,900 common shares which are subject to escrow agreements and may not be released, transferred or assigned without the consent of the regulatory authorities at the TSX-V. Pursuant to the escrow agreements, all 3,510,900 common shares will be released from escrow over time through September 15, 2005. However, 1,230,000 common shares will be released subject to meeting additional performance requirements relating to exploration expenditures on the Company's mineral property interests.

Performance escrow shares

During the year ended April 30, 2000, 270,000 performance escrow shares of 3,000,000 shares originally placed in escrow in connection with an initial public offering with a value of $41,593 were released from escrow.

During the year ended April 30, 2003, the Company, a Trustee and the owner of the remaining 2,730,000 performance escrow shares entered into a Share Purchase Agreement and Trust Deed whereby these performance escrow shares were transferred to the Trustee, on behalf of the Company, for the purpose of making the performance escrow shares available to present and future principals of the Company. In November 2003, the Company, Trustee and owner entered into a Restated Share Purchase Agreement and Trust Deed that clarified and corrected the terms and intent of the original agreement. Pursuant to these agreements, the Company acquired and immediately transferred these performance escrow shares to the Trustee for the benefit of current and future employees, officers and directors of the Company (the "2,730,000 Trustee Shares").

In July 2002, the Company entered into an agreement with the president of the Company for the receipt of certain escrow shares in exchange for services provided to the Company. The agreement was replaced with an employment agreement dated November 1, 2003. At December 31, 2004, under the terms of the agreements, a cumulative total of 625,000 performance escrow shares of the 2,730,000 Trustee Shares (December 31, 2003 - 625,000) had been allocated to the president of the Company. In May 2004, 310,439 performance escrow shares allocated to the president of the Company were released from escrow and marked-to-market at the date of release at a final value of $252,246. In August 2004, an additional 310,439 performance escrow shares allocated to the president of the Company were released from escrow and marked-to-market at the date of release at a final value of $129,559.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

5. COMMON STOCK (cont'd ...)

Escrow shares (cont'd...)

During the eight month period ended December 31, 2003, the Trustee allocated an additional 905,000 performance escrow shares of the 2,730,000 Trustee Shares to directors of the Company. In May 2004, 109,891 performance escrow shares allocated to directors were released from escrow and marked-to-market at the date of release at a final value of $89,291. In August 2004, an additional 109,891 performance escrow shares allocated to the directors were released from escrow and marked-to-market at the date of release at a final value of $44,241.

In October, 2004 the Company allocated the final 1,200,000 performance escrow shares of the 2,730,000 Trustee Shares to directors, officers and employees of the Company.

At December 31, 2004, there were 1,230,000 performance escrow shares that, although allocated, had not been released from escrow of which 4,122 performance escrow shares (December 31, 2003 - 625,000) allocated to the president under the employment agreement had a value of $4,902 (December 31, 2003 - $812,943) and 1,225,878 performance escrow shares (December 31, 2003 - 905,000) allocated to directors and employees had a value of $1,458,682 (December 31, 2003 - $1,177,140). The total escrow compensation expense (recovery) has been recorded in the consolidated financial statements as follows with corresponding additional paid-in capital recorded in stockholders' equity:

	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003

Escrow shares allocated to president pursuant to employment agreement:
Mineral property interests expense (recovery)	$ (101,701)	$ 230,776	$ 40,205
Escrow shares compensation expense (recovery)	(329,115)	541,962	-
	(430,816)	772,738	40,205
Escrow shares allocated to directors, officers and employees:
Escrow shares compensation expense (recovery)	836,555	1,177,140	-
	$ 405,379	$ 1,949,878	$ 40,205

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

5. COMMON STOCK (cont'd ...)

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price (C$)

Balance as at April 30, 2002	-	$ -
Issued	4,802,431	0.50
Exercised	(12,500)	0.40
Balance as at April 30, 2003	4,789,931	0.50
Issued	8,431,764	1.29
Exercised	(3,730,372)	(0.47)
Balance as at December 31, 2003	9,491,323	1.18
Issued	4,850,000	1.10
Cancelled/Expired	(893,217)	(0.61)
Exercised	(533,836)	(0.41)
Balance as at December 31, 2004	12,914,270	$ 1.22

As at December 31, 2004, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price (C$)	Expiry Date

250,000	$ 0.60	April 23, 2005
920,000	1.35	April 30, 2005
894,270	1.06	October 22, 2005 (Note 11)
6,000,000	1.35	October 31, 2005
250,000	1.05	April 20, 2006
4,600,000	1.10	November 9, 2006
12,914,270

The following weighted-average assumptions were used for the Black-Scholes valuation of warrants issued for cancellation of the Minimum Price Guarantee (Note 4), agents' warrants issued and warrants issued as part of a debt settlement:

	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003

Risk-free interest rate	2.69%	3.04%	3.56%
Expected life of warrants	2.0 years	1.0 - 1.5 years	1.0 year
Annualized volatility	121%	110 - 112%	50-73%
Dividend rate	0.00%	0.00%	0.00%

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

5. COMMON STOCK (cont'd ...)

Stock options

During the year ended April 30, 2003, the Company adopted a stock option plan (the "Plan") to grant options to directors, officers, employees and consultants. Under the Plan, as amended in May 2004, the Company may grant options to acquire up to 9,251,613 common shares of the Company. Options granted can have a term up to five years and an exercise price typically not less than the Company's closing stock price at the date of grant. The options shall vest as to 25% at issuance and 1/8 every three months thereafter for a total of 18 months.

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price (C$)

Balance as at April 30, 2002	-	$ -
Granted	1,570,000	0.51
Cancelled/Expired	(99,500)	0.52
Balance as at April 30, 2003	1,472,500	0.51
Granted	1,410,000	1.32
Cancelled/Expired	(62,500)	0.49
Exercised	(35,000)	0.56
Balance as at December 31, 2003	2,785,000	0.92
Granted	3,180,000	1.09
Exercised	(50,000)	0.46
Repriced	(210,000)	2.21
	210,000	1.15
Balance as at December 31, 2004	5,915,000	$ 1.03

The weighted average fair value of stock options granted during the year ended December 31, 2004 was C$1.10 (December 31, 2003 - C$0.99; April 30, 2003 - C$0.27). The number of stock options exercisable at December 31, 2004 was 3,708,750 (December 31, 2003 - 1,657,750; April 30, 2003 - 697,500).

In November 2004, the Company repriced 210,000 stock options previously granted from C$2.21 to C$1.15. The fair value of the 210,000 increased by $21,568 and the increased stock-based compensation will be recognized over the remaining vesting period for the options. The expiry date of the options remains November 1, 2006.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

5. COMMON STOCK (cont'd ...)

Stock options (cont'd...)

At December 31, 2003, the following stock options were outstanding:

Number of Shares	Exercise Price (C$)	Expiry Date

210,000	$ 1.15	November 1, 2006
765,000	0.46	August 26, 2007
50,000	0.34	December 3, 2007
510,000	0.60	January 30, 2008
100,000	0.60	February 19, 2008
925,000	1.00	September 18, 2008
175,000	2.32	November 13, 2008
715,000	1.24	February 11, 2009
1,665,000	1.15	November 12, 2009
200,000	1.20	November 24, 2009
600,000	1.25	December 17, 2009
5,915,000

Stock-based compensation

The fair value of stock options granted during the year ended December 31, 2004 was $3,490,336 (December 31, 2003 - $1,140,738; April 30, 2003 - $280,265) which is being recognized over the options vesting periods. Total stock-based compensation recognized during the year ended December 31, 2004 was $1,530,712 (December 31, 2003 - $414,847; April 30, 2003 - $16,660) which has been recorded in the consolidated statements of operations as follows with corresponding additional paid-in capital recorded in stockholders' equity:

	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003

Consulting fees	$ 160,386	$ 23,704	$ 16,600
Legal	60,789	31,675	-
Management fees	534,251	173,844	-
Mineral property interests	187,811	71,809	-
Office and administration	267,437	26,846	-
Stockholder communications and investor relations	320,038	86,969	-
	$ 1,530,712	$ 414,847	$ 16,600

Stock-based compensation for the year ended April 30, 2003 excluded the fair value of stock-based employee compensation in the amount of $105,711 (Note 2).

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

5. COMMON STOCK (cont'd ...)

Stock-based compensation (cont'd)

In April, 2004, the Company issued non-transferable warrants to purchase up to 250,000 shares of the Company (issued) at a price of C$1.05 per share for two years to Mongol Gazar, in satisfaction of the Minimum Price Guarantee previously provided to Mongol Gazar. The fair value of the warrants was estimated to be $129,266.

During the eight month period ended December 31, 2003, the fair value of 235,294 and 920,000 agent's warrants issued pursuant to brokered private placements was $370,741 which has been recorded as share issue costs with corresponding additional paid-in capital recorded in stockholders' equity. The fair value of agent's warrants as part of 100,000 agent's units issued pursuant to a brokered private placement was $8,384 which has been recorded as share issue costs with corresponding additional paid-in capital recorded in stockholders' equity. During the year ended April 30, 2003, the fair value of 155,000 and 329,723 agent's warrants issued pursuant to brokered private placements was $16,877 which has been recorded as share issue costs with corresponding additional paid-in capital recorded in stockholders' equity.

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003

Risk-free interest rate	3.66%	3.64%	3.50%
Expected life of options	4.8 years	4.7 years	5 years
Annualized volatility	155%	103%	57%
Dividend rate	0.00%	0.00%	0%

6. RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties:

a) Recognized an expense (recovery) of $(430,816) (December 31, 2003 - $772,378; April 30, 2003 - $40,205) from certain performance escrow shares allocated to the president of the Company (Note 5) which have been recorded as escrow shares compensation of $(329,115) (December 31, 2003 - $541,692; April 30, 2003 - $Nil) and mineral property interest costs of $(101,701) (December 31, 2003 - $230,766; April 30, 2003 - $40,205). In addition, compensation expense of $836,555 (December 31, 2003 - $1,177,140) was recognized during the current year from certain performance escrow shares allocated to directors, officers and employees of the Company (Note 5) which has been recorded as escrow shares compensation of $836,555 (December 31, 2003 - 1,177,140).

b) Paid or accrued management fees of $47,741 (December 31, 2003 - $33,295; April 30, 2003 - $49,820) to directors and officers of the Company.

c) Paid or accrued legal fees of $Nil (December 31, 2003 - $3,089; April 30, 2003 - $208,569) to a law firm related to an officer of the Company which have been recorded as legal fees, mineral property interest acquisition costs and share issue costs.

d) Paid or accrued legal fees of $9,851 during the year ended April 30, 2003 to a law firm related to a former director of the Company (Note 5).

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

6. RELATED PARTY TRANSACTIONS (cont'd)

e) Issued 135,416 common shares and 67,708 share purchase warrants during the year ended April 30, 2003 to settle accounts payable of $45,839 owing to a law firm related to an officer of the Company (Note 5).

During the year ended April 30, 2003, the Company advanced an interest-free loan of $20,000 to Mongol Gazar and one of its directors, who is also a former director of the Company. The loan was repaid in September 2003.

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

7. SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is as follows:

	December 31, 2004	December 31, 2003

Identifiable assets
Canada	$ 6,233,005	$ 5,566,430
Mongolia	129,410	40,118
	$ 6,362,415	$ 5,606,548

	Year Ended December 31, 2004	Eight Months Ended December 31, 2003	Year Ended April 30, 2003

Loss for the period
Canada	$ (2,760,493)	$ (2,371,563)	$ (379,423)
Mongolia	(2,767,621)	(10,134,196)	(693,897)
	$ (5,528,114)	$ (12,505,759)	$ (1,073,320)

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

8. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003

Loss for the period	$ (5,528,114)	$ (12,505,759)	$ (1,073,320)

Statutory rate	35.6%	37.6%	37.6%

Expected income tax recovery	$ 1,968,009	$ 4,702,165	$ 403,568
Items not deductible for tax purposes	(1,630,372)	(4,566,592)	(261,743)
Tax deductible share issue costs	86,631	79,624	15,227
Difference in foreign tax rates	(11,742)	(14,060)	(6,531)
Unrecognized benefits of non-capital losses	(412,526)	(201,137)	(150,521)
Total income taxes	$ -	$ -	$ -

The significant components of the Company's future income tax assets are as follows:

	December 31, 2004	December 31, 2003	April 30, 2003

Future income tax assets:
Non-capital loss carry forwards	$ 1,251,418	$ 452,459	$ 244,030
Foreign resource expenditures	95,962	89,379	85,104
Share issue costs	243,453	300,465	63,634
	1,590,833	842,303	392,768
Valuation allowance	(1,590,833)	(842,303)	(392,768)
Net future income tax assets	$ -	$ -	$ -

The Company has available for deduction against future taxable income non-capital losses of approximately $3,500,000. These losses, if not utilized, will expire commencing in 2005. Subject to certain restrictions, the Company also has foreign resource expenditures available to reduce taxable income in future years. Future tax benefits which may arise as a result of these losses, resource expenditures and share issue costs have been offset in these financial statements by a valuation allowance.

9. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

10. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Significant non-cash transactions for the year ended December 31, 2004 consisted of:

a) The issuance of non-transferable warrants to purchase up to 250,000 shares of the Company at a price of C$1.05 per share on or before April 20, 2006 in return for the cancellation of a price guarantee in connection with shares previously issued for mineral property interests (Note 4). The fair value of the warrants was estimated to be $129,266.

b) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to the president of the Company which has been recorded as escrow shares compensation (recovery) of ($329,115) and mineral property interest costs (recovery) of ($101,701) (Note 5).

c) The recognition of compensation expense from the allocation of certain performance escrow shares to directors, officers and employees of the Company which has been recorded as escrow shares compensation expense of $836,555.

Significant non-cash transactions for the eight month period ended December 31, 2003 consisted of:

a) The issuance of 5,000,000 common shares at a value of $3,806,000 towards the acquisition of mineral property interests (Note 4).

b) The issuance of 100,000 units at a value of $72,576 as an agent's corporate finance fee and 1,155,294 agent warrants with a value of $370,741 pursuant to private placements which have been recorded as share issue costs (Note 5).

c) The recognition of compensation expense from the transfer of certain performance escrow shares to the president of the Company which has been recorded as escrow shares compensation of $541,962 and mineral property interest costs of $230,776 (Note 5).

d) The recognition of compensation expense from the transfer of certain performance escrow shares to directors of the Company valued at $1,177,140 which has been recorded as escrow shares compensation (Note 5).

Significant non-cash transactions for the year ended April 30, 2003 consisted of:

a) The issuance of 100,000 common shares at a value of $35,827 as a finder's fee towards the acquisition of mineral property interests (Note 5).

b) The issuance of 135,416 common shares at a value of $45,839 and 67,708 share purchase warrants with a value of $5,252 to settle accounts payables totalling $45,839 resulting in a loss on settlement of $5,252 (Note 5).

c) The issuance of 310,000 common shares as an agents finder's fee at a value of $39,178 and 484,723 agent warrants with a value of $16,877 pursuant to private placements which have been recorded as share issue costs (Note 5).

d) The recognition of compensation expense from the transfer of certain performance escrow shares to the president and CEO of the Company valued at $40,205 which has been recorded as mineral property geological and geophysical costs (Note 5).

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

11. SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company:

a) Issued 15,000 common shares for proceeds of $13,210 on the exercise of warrants.

b) Granted 400,000 stock options exercisable at a price of C$1.28 per share for a term of five years to a consultant.

c) Became a Tier 1 issuer on the TSX-V effective March 3, 2005 and, as a result, 2,280,900 common shares were released from escrow.

d) Granted 100,000 stock options to a consultant to the Company. The options have an exercise price of C$1.19 and expire on March 3, 2008.

e) Granted 75,000 options to a consultant to the Company. The options have an exercise price of C$1.19 and expire on March 3, 2010.

12. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("United States GAAP"). These consolidated financial statements also comply, in all material respects, with Canadian generally accepted accounting principles ("Canadian GAAP") with respect to recognition, measurement and presentation as described and quantified below.

Consolidated balance sheets

The impact of the differences between United States GAAP and Canadian GAAP on the consolidated balance sheets would be as follows:

	2004			2003

	Balance, United States GAAP	Adjustments	Balance, Canadian GAAP	Balance, United States GAAP	Adjustments	Balance, Canadian GAAP

Current assets	$ 6,223,295	$ -	$ 6,223,295	$ 5,569,677	$ -	$ 5,569,677
Mineral property interests	-	13,305,810	13,305,810	-	10,545,929	10,545,929
Equipment	139,120	-	139,120	36,871	-	36,871
	$ 6,362,415	$ 3,305,810	$ 19,668,225	$ 5,606,548	$ 10,545,929	$ 16,152,477

Current liabilities	$ 198,763	$ -	$ 198,763	$ 129,448	$ -	$ 129,448
Stockholders' equity	6,163,652	13,305,810	19,469,462	5,477,100	10,545,929	16,023,029
	$ 6,362,415	$ 3,305,810	$ 19,668,225	$ 5,606,548	$ 10,545,929	$ 16,152,477

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

12. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd...)

Consolidated statements of operations

The impact of the differences between United States GAAP and Canadian GAAP on the consolidated statements of operations would be as follows:

	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003	Cumulative Period from Inception (July 19, 1995) to December 31, 2004

Net loss for the period, United States GAAP	$ (5,528,114)	$(12,505,759)	$ (1,073,320)	$ (19,607,986)
Adjustments:
Mineral property interests	2,670,105	10,075,997	674,263	13,420,365
Escrow shares compensation	(167,552)	560,381	-	383,261
Net loss for the period, Canadian GAAP	$ (3,025,561)	$ (1,869,381)	$ (399,057)	$ (5,804,360)

Basic and diluted net loss per common share, Canadian GAAP	$ (0.06)	$ (0.07)	$ (0.02)

Weighted average number of common shares outstanding, Canadian GAAP	46,762,587	25,353,567	16,220,240

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

12. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd...)

Consolidated statements of cash flows

The impact of the differences between United States GAAP and Canadian GAAP on the consolidated statements of cash flows would be as follows:

	Year Ended December 31, 2004	Eight Month Period Ended December 31, 2003	Year Ended April 30, 2003	Cumulative Period from Inception (July 19, 1995) to December 31, 2004

Net cash used in operating activities,
United States GAAP	$ (3,417,734)	$ (6,362,383)	$ (876,187)	$ (11,115,794)
Mineral property interests	2,670,105	10,075,997	674,263	13,420,365
Stock-based compensation	(187,811)	(71,808)	-	(259,919)
Escrow shares compensation	101,701	(230,776)	(40,205)	(169,280)
Warrants issued for cancellation of price guarantee	(129,266)	-	-	(129,266)
Finder's fee	-	-	(35,827)	(35,827)
Mineral property interests paid in stock	-	(3,806,000)	-	(3,806,000)
Net cash used in operating activities, Canadian GAAP	(963,005)	(394,970)	(277,956)	(2,095,421)
Net cash provided by financing activities, United States GAAP and Canadian GAAP	4,016,448	11,356,687	1,199,191	17,169,338
Net cash used in investing activities, United States GAAP	(126,339)	(4,583)	(42,734)	(173,655)
Mineral property interests	(2,454,729)	(5,967,413)	(598,231)	(9,020,373)
Net cash provided by used in investing activities, Canadian GAAP	(2,581,068)	(5,971,996)	(640,965)	(9,194,028)
Effect of foreign currency translation on cash and cash equivalents	132,501	1,950	73,080	180,482
Change in cash and cash equivalents during the period	604,876	4,991,671	353,350	6,060,371
Cash and cash equivalents, beginning of period	5,455,495	463,824	110,474	-
Cash and cash equivalents, end of period	$ 6,060,371	$ 5,455,495	$ 463,824	$ 6,060,371

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

12. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd...)

Mineral property interests

Under United States GAAP, costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Under Canadian GAAP, mineral property interests, which consist of the right to explore for mineral deposits, are recorded at cost. Deferred exploration costs, which consist of costs attributable to the exploration of mineral property interests, are recorded at cost. All direct and indirect costs relating to the acquisition and exploration of mineral property interests are capitalized on the basis of specific claim blocks until the mineral property interests to which they relate are placed into production, the mineral property interests are disposed of through sale or where management has determined there to be an impairment. If a mineral property interest is abandoned, the mineral property interest and deferred exploration costs are written off to operations in the period of abandonment. On an ongoing basis, the capitalized costs are reviewed on a property-by-property basis to consider if there is any impairment on the subject mineral property interest. Management's determination of impairment is based on: i) whether the Company's exploration programs on the mineral property interests have significantly changed, such that previously identified resource targets are no longer being pursued; ii) whether exploration results to date are promising and whether additional exploration work is being planned in the foreseeable future or iii) whether remaining lease terms are insufficient to conduct necessary studies or exploration work. Based on the foregoing criteria, management determined that no impairment to the Company's current mineral property interests had taken place at December 31, 2004.

Asset retirement obligation

Under United States GAAP, the Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. Under Canadian GAAP, asset retirement obligations are required to be recorded beginning January 1, 2004.

Accordingly, there is a difference between United States GAAP and Canadian GAAP on the accounting for asset retirement obligations for the year ended December 31, 2004. However, to date, the Company has not incurred any asset retirement obligations under United States GAAP that would generate a difference.

Escrow shares

Under United States GAAP, the Company accounts for escrow shares as described in Note 2.

Under Canadian GAAP, shares placed in escrow in connection with an initial public offering which are to be released upon achievement of certain performance criteria are not considered to be contingently issueable and are not compensatory in nature. Accordingly, the difference between the fair value of these shares, being the trading price of the Company's publicly traded common shares, at the time they are released from escrow and their original issue price is not recorded. Further, as described in Note 5, certain of the Company's escrow shares were transferred to a Trustee for the benefit of future employees, officers and directors of the Company. Under Canadian GAAP, as these performance escrow shares were transferred from a principal stockholder to a Trustee, these performance escrow shares are considered compensatory in nature. Accordingly, the Company records a compensation benefit at fair value, being the

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

12. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd...)

Escrow shares (cont'd...)

trading price of the Company's publicly traded common shares, when a portion or all of the these performance escrow shares are allocated to specific individuals.

Thus, there is s difference between United States GAAP and Canadian GAAP on the accounting for escrow shares for the year ended December 31, 2004, the eight month period ended December 31, 2003 and the year ended April 30, 2003 in the amount of $(167,552), $560,381 and $Nil, respectively.

Stock-based compensation

Under United States GAAP, the Company accounts for stock-based compensation as described in Note 2.

Under Canadian GAAP, effective May 1, 2002, the Company adopted CICA Handbook Section 3870 "Stock-Based Compensation and Other Stock-Based Payments" ("HB 3870"), which recommends the fair value-based methodology for measuring compensation costs, excluding escrow shares. HB 3870 also permits, and the Company adopted, the use of the intrinsic value-based method, which recognizes compensation cost for awards to employees and directors when the market price exceeds the exercise price at date of grant, but requires pro-forma disclosure of loss and loss per share as if the fair value method had been adopted. The granting of stock options to non-employees and direct awards of stock to employees and non-employees is accounted for using the fair value method of accounting. Effective May 1, 2003, the Company adopted prospectively the fair value-based methodology for measuring compensation costs under HB 3870 which requires the Company to recognize fair value compensation costs for the granting of all stock options and direct awards of stock.

Accordingly, there is no difference between United States GAAP and Canadian GAAP on the accounting for stock-based compensation for the year ended December 31, 2004, the eight month period ended December 31, 2003 and the year ended April 30, 2003.

Net loss per share

Under both United States GAAP and Canadian GAAP, basic net loss per share is calculated using the weighted average number of common shares outstanding during the year.

Under Canadian GAAP, the weighted average number of common shares outstanding includes any shares that remain in escrow. The weighted average number of shares outstanding under Canadian GAAP for the year ended December 31, 2004, the eight month period ended December 31, 2003 and the year ended April 30, 2003 were 46,762,587, 25,353,567 and 16,220,240, respectively.

New accounting pronouncements

In June 2003, the CICA issued Accounting Guideline 15, "Consolidation of Variable Interest Entities", which will be effective for annual and interim periods beginning on or after November 1, 2004. This guideline addresses the application of consolidation principles to entities that are subject to control on a basis other than ownership of voting interests. Management is assessing the impact, if any, of the adoption of this guideline on the Company's consolidated financial statements.

The adoption of this new pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

13. OTHER INFORMATION

The following presents the conversion of the Company's comparative financial information from Canadian dollars and Canadian GAAP to United States dollars ("U.S.$") and United States GAAP:

a) Consolidated balance sheet at December 31, 2003

	As previously reported, Canadian GAAP, C$	As restated, United States GAAP, U.S.$

ASSETS
Current
Cash and cash equivalents	$ 7,050,265	$ 5,455,465
Receivables due to related parties	102,354	79,202
Prepaid expenses	45,205	34,980
Total current assets	7,197,824	5,569,677

Equipment	52,798	36,871
Mineral property interests and deferred exploration costs	14,218,244	-
Total assets	$ 21,468,866	$ 5,606,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 167,289	$ 129,448
Stockholders' equity
Common stock	22,315,564	16,655,023
Additional paid-in capital	2,774,608	2,853,968
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	-	47,981
Accumulated deficit during the exploration stage	(3,788,595)	(14,079,872)
	21,301,577	5,477,100
	$ 21,468,866	$ 5,606,548

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

13. OTHER INFORMATION (cont'd...)

b) Consolidated statement of operations for the eight months ended December 31, 2003 and the year ended April 30, 2003:

	December 31, 2003		April 30, 2003
	As previously reported, Canadian GAAP, C$	As restated, United States GAAP, U.S.$	As previously reported, Canadian GAAP, C$	As restated, United States GAAP, U.S.$

EXPENSES
Audit and accounting	$ 47,250	$ 34,762	$ 16,096	$ 10,747
Consulting fees	32,220	8,990	42,771	28,558
Depreciation	9,622	7,079	5,042	3,367
Escrow shares compensation	1,574,991	1,719,102	-	-
Foreign exchange loss	16,381	12,052	4,549	3,037
Legal	151,443	111,417	258,281	172,454
Loss on settlement of debt	-	-	7,866	5,252
Management fees	281,553	221,853	36,900	24,638
Mineral property interests	-	10,075,997	-	674,263
Office and administration	182,449	134,227	56,818	37,940
Regulatory and transfer agent fees	14,284	10,508	59,192	39,522
Shareholder communications and investor relations	236,173	173,752	72,075	48,124
Travel	21,036	15,476	39,416	6,318
Loss from operations	(2,567,402)	(12,525,215)	(599,006)	(1,074,220)
Interest income	26,445	19,456	1,348	900
Net loss	(2,540,957)	(12,505,759)	(597,658)	$(1,073,320)

Basic and diluted loss per common share	$ (0.10)	$ (0.69)	$ (0.04)	$ (0.14)

Weighted average number of common shares outstanding	25,353,567	18,061,767	16,220,240	7,787,990

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Expressed in United States dollars)

13. OTHER INFORMATION (cont'd...)

c) Statements of cash flows for the eight months ended December 31, 2003 and the year ended April 30, 2003:

	December 31, 2003		April 30, 2003
	As previously reported, Canadian GAAP, C$	As restated, United States GAAP, U.S.$	As previously reported, Canadian GAAP, C$	As restated, United States GAAP, U.S.$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,540,957)	$ (12,505,759)	$ (597,658)	$ (1,073,320)
Items not affecting cash:
Depreciation	9,622	7,079	5,042	3,367
Stock-based compensation	466,275	414,847	24,951	16,660
Loss on settlement of debt	-	-	-	40,205
Escrow shares compensation	1,574,991	1,949,878	7,866	5,252
Mineral property interests, paid in stock	-	3,806,000	-	-
Finder's fee, paid in stock			-	35,827
Changes in assets and liabilities:
Increase in receivables	(50,525)	(43,046)	(49,568)	(34,714)
Increase in prepaid expenses	(14,074)	(13,263)	(28,245)	(19,878)
Increase in accounts payable and accrued liabilities	13,094	21,881	217,585	150,414
Net cash used in operating activities	(541,574)	(6,362,383)	(420,027)	(876,187)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	16,178,952	12,216,085	2,080,000	1,354,343
Share issue costs	(1,135,967)	(859,398)	(241,250)	(155,152)
Net cash provided by financing activities	15,042,985	11,356,687	1,838,750	1,199,191
CASH FLOWS FROM INVESTING ACTIVITIES
Due from related parties	28,586	20,000	(28,586)	(20,000)
Expenditures on mineral property interests and deferred exploration costs	(8,111,204)	-	(864,331)	-
Acquisition of equipment	(33,414)	(24,583)	(34,048)	(22,734)
Net cash used in investing activities	(8,116,032)	(4,583)	(926,965)	(42,734)
Effect of foreign currency translation on cash and cash equivalents	-	1,950	-	73,080
Increase in cash and cash equivalents during the period	6,385,379	4,991,671	491,758	353,350
Cash and cash equivalents, beginning of period	664,886	463,824	173,128	110,474
Cash and cash equivalents, end of period	$ 7,050,265	$ 5,455,495	$ 664,886	$ 463,824

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Lindsay R. Bottomer	Director	55	June 28, 2002
Mark H. Bailey	Director	55	June 28, 2002
Greg G. Crowe	President, CEO and Director	50	July 3, 2002
James L. Harris	Director	53	January 29, 2003
Hamish Malkin	Chief Financial Officer and Corporate Secretary	58	CFO July 16, 2003 Corporate Secretary August 7, 2003
Robert M. Cann	Exploration Manager	50	July 15, 2002
Peter Meredith	Director	61	November 24, 2004

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he/she was employed.

Lindsay Bottomer, Director

Mr. Bottomer has been one of our directors since June 28, 2002.

Mr. Bottomer is a professional geologist with more than 30 years experience in global mineral exploration and development. Currently, he is President and CEO of Southern Rio Resources Ltd., a public company focused on gold and silver exploration in Canada. Mr. Bottomer was formerly Director of Canadian Exploration with Echo Bay Mines Ltd., Vice President of New Projects with Prime Equities International and past President of the British Columbia and Yukon Chamber of Mines.

Mark H. Bailey, Director

Mr. Bailey has been one of our directors since June 28, 2002.

Mr. Bailey is an exploration geologist with more than 27 years of industry experience. Since 1995, he has been the President and CEO of Minefinders Corporation Ltd., a precious metals exploration and development company whose shares are listed for trading on the Toronto Stock Exchange. Minefinders has discovered more than 4 million ounces of gold and 165 million ounces of silver over the past six years. Before joining Minefinders, Mr. Bailey held senior positions with Equinox Resources Inc. and Exxon Minerals. Since 1984 Mr. Bailey has worked as a consulting geologist with Mark H. Bailey & Associates LLC. Mr. Bailey is a highly respected industry veteran, renowned for his technical competence and strong ability to maximize exploration programs and budgets.

Greg G. Crowe, President, CEO and Director

Mr. Crowe has been our President, CEO and one of our directors since July 3, 2002.

Mr. Crowe was self-employed from 1997 to 2003 in the business of exploration and management services for junior resource firms. Mr. Crowe is currently a director of Acrex Ventures Ltd., Magellan Gold Corp, American Goldfields Ltd. and Altima Resources Ltd.

Mr. Crowe is a professional geologist with more than 20 years of exploration, business and entrepreneurial experience throughout North America, Latin America, Africa and Southeast Asia. Prior to joining Entrée Gold, Mr. Crowe was a senior executive with Acrex Ventures Ltd., a junior resource company active in Ontario, and co-founder and President of Azimuth Geological Inc., a private consulting company specializing in exploration and management services for junior and major mining companies such as Rio Algom Ltd., the Prime Group and Westmin Resources Limited. Mr. Crowe also worked for Yuma Copper Corp. from 1994 to 1997, where he was instrumental in transforming Yuma Copper from a junior exploration company into a copper producer with two mines in Chile.

James L. Harris, Director

Mr. Harris has been one of our directors since January 29, 2003.

Mr. Harris is a corporate, securities, and business lawyer with over 20 years experience in British Columbia and internationally. He has extensive experience with acquisition and disposition of assets, corporate structuring and restructuring, regulatory requirements and corporate filings, and corporate governance. Clients have included public companies listed on the TSX Venture Exchange, the Toronto Stock Exchange, the OTC Bulletin Board and NASDAQ. Involved in a number of professional and community activities, Mr. Harris has been an instructor at the Professional Legal Training Course for articling students sponsored by the Law Society of British Columbia on the subject of corporate and securities law. Mr. Harris was also a Founding Member of the Legal Advisory Committee of the Vancouver Stock Exchange. Apart from his legal education, Mr. Harris has also completed a graduate course in business at the London School of Economics.

Hamish Malkin, Chief Financial Officer and Secretary

Mr. Malkin has been our Chief Financial Officer since July 16, 2003 and our Corporate Secretary since August 7, 2003.

Mr. Malkin has been self employed since April, 2003, providing Chief Financial Officer services on a contract basis. Prior to being self employed Mr. Malkin was the CFO of Trivalence Mining Corporation from January 1997 to March 2003. Mr. Malkin is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants and the Institute for Chartered Accountants of British Columbia. Prior to 1997, Mr. Malkin held senior financial positions in the entertainment and commercial real estate industries.

Robert M. Cann, Exploration Manager

Mr. Cann has been our Exploration Manager since July 15, 2002.

Mr. Cann has been in charge of the startup and management of all of our support operations and exploration projects in Mongolia since July, 2002. He has extensive experience in project management, geological consulting and office management. Prior to joining our company, Mr. Cann was Exploration Manager for Spokane/Sand River Resources in Chihuahua, Mexico from 1999 to 2000, an independent consulting geologist for various companies contemplating property acquisitions in Honduras, Mexico, Peru and Nevada from 1996 through 1998, and Exploration Manager for Tombstone Explorations Co. Ltd. in Honduras from 1995 through 1996. Mr. Cann holds a Master of Science degree in Economic Geology from the University of British Columbia and is a member of the Geological Association of Canada, the Association of Professional Engineers and Geoscientists (BC) - P.Geo., the Canadian Institute of Mining and Metallurgy (CIMM) and the Canadian Information Processing Society.

Peter Meredith, Director

Mr. Meredith has been one of our directors since November 24, 2004.

Mr. Meredith was nominated by Ivanhoe Mines Ltd. as its representative on the Company's Board, as per the terms of the Equity Participation and Earn-in Agreement that closed on November 09, 2004.

Mr. Meredith currently serves as Chief Financial Officer of Ivanhoe Capital Corporation and Chief Financial Officer of Ivanhoe Mines Ltd., as well as director Ivanhoe Mines Ltd. and of Asia Gold Corp., Jinshan Gold Mines Inc., Olympus Pacific Minerals Inc. and Great Canadian Gaming Corporation. Prior to joining Ivanhoe, Mr. Meredith, a Chartered Accountant and a Certified Management Accountant, was a partner and director of Deloitte & Touche, one of the largest accounting and management consulting firms in the world. Mr. Meredith has over 35 years of experience as a business advisor, specializing in regulatory compliance and corporate finance. He is a member of the Canadian Institute of Chartered Accountants.

Committees of the Board

The only committees of the Board are the audit committee and the technical committee. Currently our audit committee consists of Peter Meredith, Mark Bailey and James Harris. Our technical committee consists of Mark Bailey, Lindsay Bottomer and Gregory Crowe.

Family Relationships

Not applicable

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that one member of its audit committee, Mr. Peter Meredith, possesses the educational and professional qualifications as well as the experience to qualify as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and that he is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. In addition, we believe that the other members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Code of Ethics

Effective March 24, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Entrée Gold, Inc., 1450-650 West Georgia Street, Vancouver, British Columbia, Canada, V6B 4N7.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors and persons who own more than 10% of a registered class of a reporting issuer's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Under Rule 3a12-3(b), promulgated under the Securities Exchange Act of 1934, securities issued by a foreign private issuer (as that term is defined in Rule 3b-4 promulgated under the Securities Exchange Act of 1934) are exempt from sections 14(a), 14(b), 14(c), 14(f) and 16 of the Securities Exchange Act of 1934. Our company is a foreign private issuer, as that term is defined in Rule 3b-4 and, as a result, our executive officers, directors and greater than 10% shareholders are not required by the Securities and Exchange Commission regulations to file Section 16(a) reports.

Item 10. Executive Compensation.

The following table summarizes the compensation of our Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 during the year ended December 31, 2004, the eight-

month period ended December 31, 2003 and the year ended April 30, 2003. For the year ended December 31, 2004, named executive officers and directors include Greg G. Crowe only. No other officers or directors received annual compensation in excess of $100,000 during the year ended December 31, 2004 and the eight-month period ended December 31, 2003 and the year ended April 30, 2003.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Greg G. Crowe Chief Executive Officer, President and Director	2004 2003 (3) 2003 (4)	$84,010 Nil $14,009(4)	$2,800(1) Nil Nil	Nil $ 36,774(3) $53,680(4)	350,000 525,000 100,000	210,000(2) 505,000(6) 625,000(7)	Nil Nil Nil	Nil Nil Nil

(1) Under an existing two year employment contract, Mr. Crowe was awarded an increase in his annual salary from CDN $100,000 to CDN $120,000 effective November 1, 2004. The retroactive increase for 2004 has been accrued as a bonus of US $2,800 (CDN $3,333).

(2) 210,000 shares were transferred to Mr. Crowe from a pool of shares held in trust and that are the subject of the escrow agreement described below.

(3) Relates to the year ended April 30, 2003. Mr. Crowe provided services under a consulting agreement with our Company, for which Mr. Crowe received the compensation disclosed in the "Other Annual Compensation" column of the table.

(4) Relates to the eight month period ended December 31, 2003. Mr. Crowe's salary is for the last two months of the fiscal year ended December 31, 2003. Prior to November 2003, Mr. Crowe provided services under a consulting agreement with our company, for which Mr. Crowe received the compensation disclosed in the "Other Annual Compensation" column of the table, above. In November 2003, the consulting agreement with Mr. Crowe was replaced with an employment agreement. Mr. Crowe commenced duties as our President and Chief Executive Officer in July 2002.

(5) Paid pursuant to a consulting agreement.

(6) 505,000 shares were transferred to Mr. Crowe from a pool of shares held in trust and that are the subject of the escrow agreement described below.

(7) 625,000 shares were transferred to Mr. Crowe from a pool of shares held in trust and that are the subject of the escrow agreement described below.

Escrow Agreements and Trust Deed:

Our company, our transfer agent and certain of our company's principals at the time entered into an escrow agreement dated as of June 14, 1996 pursuant to which 3,000,000 of our company's common shares (we have adjusted this number to reflect changes to our share capital that have been effected since June 14, 1996) that had previously been issued to those principals were escrowed with our transfer agent. These escrowed shares were to released from escrow only with the written consent of the Vancouver Stock Exchange (now the TSX Venture Exchange), which would be granted or withheld, pursuant to the policies of the Exchange, only if our company expended certain specific minimum expenditures on exploration of our mineral properties. This agreement also provided that any of these escrowed shares that had not been released from escrow by March 10, 2007 would be cancelled.

As at December 31, 2004, 1,770,000 of these escrowed shares had been released from escrow, leaving a balance of 1,230,000 still in escrow.

Pursuant to a restated share transfer agreement and trust deed dated May 31, 2002, we agreed with our solicitors at the time - the law firm of Campney & Murphy - and one other party that the balance of the shares held in escrow pursuant to the June 14, 1996 escrow agreement would be transferred to Campney & Murphy to be held in trust for current and future employees, officers and directors of our company and that Campney & Murphy as trustee would transfer the shares to such employees, officers and directors of our company on the instructions of our directors. At the time of this restated share transfer agreement, there were 2,730,000 shares still in escrow with our transfer agent. On July 31, 2002, all 2,730,000 of these shares were transferred by our transfer agent to Campney & Murphy, as trustee, pursuant to this May 31, 2002 agreement. On December 18, 2003, Campney & Murphy transferred these shares in trust to MacNeill Law. Prior to December 31, 2004, all of these escrowed shares were transferred out of trust and into the name of such of our employees, officers and directors as were designated by our board of directors; however, 1,230,000 of these shares continue to be held in escrow by our transfer agent pursuant to the escrow agreement dated as of June 14, 1996 and the value security escrow agreement referred to below.

In a value security escrow agreement between our company, our transfer agent, the trustee (Campney & Murphy) and certain shareholders of our company dated as of December 2002, certain shareholders of our company deposited into escrow with our transfer agent an aggregate of 10,333,000 of our common shares (we have adjusted this number to reflect changes to our share capital that have been effected since December 2002) with our transfer agent.

This December 2002 value security escrow agreement provides that the shares deposited into escrow will be released as to 10% on September 15, 2002, and as to 15% every 6 months thereafter. To December 31, 2004, 78% of these value escrow shares (8,052,000 shares) had been released from escrow under this agreement. The remaining 2,280,900 were to be released from escrow on March 15th and September 15, 2005 (as to 1,140,450 shares on each release) unless we had first attained the status of a Tier 1 Issuer on the TSX Venture Exchange, in which event all of the remaining shares subject to this value security escrow agreement were to be released from escrow immediately. On March 3, 2005, our company was elevated to Tier 1 Issuer status on the TSX Venture Exchange and, as a result, the remaining 2,280,900 value escrow shares were released from escrow on March 7, 2005.

Employment/Consulting Agreements

Our president and Chief Executive Officer has a two year employment contract with us dated November 1, 2003. Annual compensation is $120,000. Unless Mr. Crowe is terminated for cause (as defined under the employment agreement) or Mr. Crowe terminates the agreement other than for good reason or as a result of a change of control (as defined under the employment agreement), upon termination of the employment agreement, all options granted to Mr. Crowe vest immediately and will be exercisable in accordance with the Plan (as hereinafter defined) provisions, for a period of 90 days following termination. The initial consulting agreement under which Mr. Crowe provided his services as our President and Chief Executive Officer expired on June 30, 2003; he was subsequently paid as a consultant on a month to month basis in accordance with the terms of the expired consulting agreement until the new employment contract was entered into. Mr. Crowe's employment contract with us is subject to automatic renewal for additional two year terms, unless we provide him with notice that we do not wish to renew six months in advance of the end of the term. Mr. Crowe will be entitled to receive an amount of money equal to twelve months' salary if we terminate his employment for reasons other than cause (as defined under the employment agreement) and twelve months' salary if terminated by Mr. Crowe for good reason or on a change of control (as defined in the employment agreement).

Stock Option Plan

On May 20, 2004 our shareholders approved a stock option plan pursuant to which a total of 20% of our issued shares at the time of approval of the plan (i.e., 9,251,613) stock options could be issued.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of between two and five years.

Option/SAR Grants

The following table summarizes the stock options granted to our Chief Executive Officer and other officers who received compensation in excess of $100,000 during the year ended December 31, 2004 and the eight-month period ended December 31, 2003. For the twelve month period ended December 31, 2004, named executive officers included Greg G. Crowe. No other officers or directors received annual compensation in excess of $100,000 during the twelve month period ended December 31, 2004.
Name (a)	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Period (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Greg G. Crowe CEO, President and Director	100,000 150,000 100,000 250,000	10.8% 9.8% 14.0% 15.0%	$1.00 $0.60 $1.24 $1.15	September 18, 2008 January 30, 2008 February 11, 2009 November 12, 2009

On January 20, 2003 our board of directors granted an aggregate of 560,000 stock options with an exercise price of Cdn $0.60 to various directors and consultants of our company. The stock options will expire on January 30, 2008.

On February 20, 2003 our board of directors granted an aggregate of 125,000 stock options with an exercise price of Cdn $0.60 to two consultants who performed investor relations activities for our company. 25,000 of these stock options were exercised during October and November of 2003. The unexercised balance of these options will expire on February 19, 2008.

On September 23, 2003 our board of directors granted an aggregate of 925,000 stock options with an exercise price of Cdn $1.00 to various directors and consultants of our company. The stock options will expire on September 18, 2008.

On November 5, 2003 our board of directors granted 210,000 stock options with an exercise price of Cdn $2.21 to Primoris Group Inc. for consulting services provided to our company. On November 12, 2004, the exercise price for these options was adjusted to Cdn$1.15. These stock options will expire on November 1, 2006.

On November 13, 2003, our board of directors granted an aggregate of 175,000 stock options with an exercise price of Cdn $2.32 to two principals of Mongol Gazar, in consideration of the surrender for cancellation by Mongol Gazar of certain contractual rights. These stock options will expire on November 13, 2008.

On February 11, 2004, our board of directors granted an aggregate of 715,000 stock options with an exercise price of $1.24 to various directors, officers, employees and consultants of our company. The stock options will expire on February 11, 2009.

On November 12, 2004, our board of directors granted an aggregate of 1,665,000 stock options with an exercise price of $1.15 to various directors, officers, employees and consultants of our company. The stock options will expire on November 12, 2009.

On November 24, 2004, our board of directors granted 200,000 stock options with an exercise price of $1.20 to a director of our company. The stock options will expire on November 24, 2009.

On December 17, 2004, our board of directors granted 600,000 stock options with an exercise price of $1.25 to a consultant of our company. The stock options will expire on December 17, 2009.

On January 7, 2005, our board of directors granted 400,000 stock options with an exercise price of $1.28 to a consultant of our company. The stock options will expire on January 7, 2010.

On March 3, 2005, our board of directors granted 100,000 stock options with an exercise price of $1.19 to Primoris Group Inc. for consulting services provided to our company. The stock options will expire on March 3, 2008.

On March 3, 2005, our board of directors granted 75,000 stock options with an exercise price of $1.19 to a consultant to our company. The stock options will expire on March 3, 2010.

Aggregated Option/SAR Exercises

There were 50,000 stock options exercised during the year ended December 31, 2004, none of which were exercised by the CEO or any other named executive officer.

Year End Option/SAR Values

There were 5,915,000 stock options and no stock appreciation rights outstanding as at December 31, 2004.

Directors' Compensation

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the employment agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of March 15, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lindsay Richard Bottomer 1410 - 650 West Georgia St. Vancouver, B.C. Canada V6B 4N8	895,000 (2)	1.74%
Mark H. Bailey 2288-1177 W Hastings St. Vancouver, BC Canada V6E 2K3	1,112,500(3)	2.16%
Robert Cann 4827 Salmon Berry Way Nanaimo, B.C. Canada V9V 1T4	360,000(4)	0.70%
Gregory G. Crowe 1450 - 650 West Georgia St. Vancouver, B.C. Canada V6B 4N7	2,275,000(5)	4.39%
James L. Harris Suite 1525 - 625 Howe Street Vancouver, BC Canada V6C 2T6	1,261,000(6)	2.45%
Hamish Malkin 1450 - 650 West Georgia St. P.O Box 11527 Vancouver, B.C. Canada V6B 4N7	260,055(7)	0.51%
Peter Meredith 1050 Cortell Street, North Vancouver, B.C. Canada V7P 2A3	200,000(8)	0.39%
Ivanhoe Mines Ltd. 654 - 999 Canada Place Vancouver, B.C. V6C 3E1	9,200,000(9)	16.58%
CDS & Co.	38,707,567(10)	76.07%
Directors and Executive Officers as a Group (8 people)(11)	15,563,555(11)	26.40%(11)

(1) Based on 50,883,066 shares of common stock issued and outstanding as of March 15, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 600,000 shares of common stock exercisable within sixty days.

(3) Includes options to acquire an aggregate of 600,000 shares of common stock exercisable within sixty days.

(4) Includes options to acquire an aggregate of 300,000 shares of common stock exercisable within sixty days.

(5) Includes options to acquire an aggregate of 975,000 shares of common stock exercisable within sixty days.

(6) Includes options to acquire an aggregate of 600,000 shares of common stock exercisable within sixty days. 143,000 shares included in these securities are legally and beneficially owned by persons related to Mr. Harris and are included because Mr. Harris has control and direction of these shares.

(7) Includes options to acquire an aggregate of 200,000 shares of common stock exercisable within sixty days.

(8) Includes options to acquire an aggregate of 200,000 shares of common stock exercisable within sixty days.

(9) This number includes 4,600,000 common shares and 4,600,000 share purchase warrants that can be exercised immediately. Ivanhoe Mines Ltd. is a publicly held company incorporated in Canada's Yukon Territory. According to its publicly filed quarterly report for the fiscal quarter ended September 30, 2004 (which can be viewed on the SEDAR website maintained by the Canadian Association of Securities Regulators at www.sedar.com), Ivanhoe Mines Ltd. had 292,259,481 common shares outstanding as at September 30, 2004. Its directors and officers, as a group, beneficially owned, directly or indirectly, or exercised control or direction over, 103,881,000 of those common shares, representing approximately 38.2 % of Ivanhoe Mines Ltd.'s issued and outstanding common shares at September 30, 2004. Except as specified in Section 2.8 of the Equity Participation and Earn-In Agreement between our company and Ivanhoe Mines Ltd. dated as of October 15, 2004, the Board of Directors of Ivanhoe Mines Ltd. has dispositive and voting power over the common shares of our company that are owned by Ivanhoe Mines Ltd. Section 2.8 of the Equity Participation Agreement provides that for so long during the 'earn-in period' (which is defined in the Agreement) as Ivanhoe Mines Ltd. owns ten percent (10%) or more of our common shares, Ivanhoe Mines Ltd. will vote those shares as directed by our Board of Directors on any matter pertaining to the election of our directors, the appointment and remuneration of our auditors and any other matter requiring the approval of our shareholders except for "Extraordinary Matters" (as that term is defined in the Equity Participation Agreement). "Extraordinary Matters" is defined in the Equity Participation Agreement to mean any matter requiring approval by special resolution of our shareholders (a 'special resolution require approval by a minimum of two-thirds of the shareholders, while an 'ordinary' resolution requires approval by a simple majority), a majority of the minority or some other 'super-majority' or any matter with respect to which Ivanhoe Mines Ltd. is precluded from voting.

(10) CDS & Co. is a clearinghouse for Canadian shareholders who hold their shares in brokerage accounts. We have obtained a list of our beneficial shareholders whose shares are registered in the name of CDS & Co. and who have not objected to the release of information concerning their identity and beneficial shareholdings. These shareholders, if any, are shown in the table above. CDS & Co. cannot give us the name or beneficial shareholdings of persons whose shares are registered in the name of CDS & Co. who have objected to the release of such information. Except for the shares owned by Mark Bailey and James Harris, which are reported above, we are unable to determine, and the table above does not reflect, the identity or beneficial shareholdings of any shareholders whose shares are registered to CDS & Co. who have objected to the release of their name or beneficial shareholdings. In calculating the number of shares registered in the name of CDS & Co. and shown in the table, above, we subtracted from the total number of shares registered in the name of CDS & Co., such number of our common shares as are registered in the name of CDS & Co. but beneficially owned by our officers and directors and otherwise accounted for in the table above.

(11) This number assumes that Ivanhoe Mines Ltd. has beneficial ownership of 4,600,000 common shares and 4,600,000 share purchase warrants that are immediately exercisable, for a total of 9,200,000 common shares, or 16.58% of our issued and outstanding shares. For so long as Ivanhoe Mines Ltd. owns more than 10% of our issued and outstanding common shares, our directors have voting control over the shares of our company owned by Ivanhoe Mines Ltd. for the reasons specified in, and except as otherwise limited by, the Equity Participation and Earn-In Agreement discussed in footnote (9), above. For a more detailed discussion, please refer to footnote (9), above.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Memorandum or Articles, the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Memorandum or Articles, the operation of which would delay, defer, or prevent a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as disclosed in our financial statements and in this Item 7, below, we have not been a party to any transaction, proposed transaction, or series of transactions during the last two years in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

We entered into the following transactions with related parties:

  During the year ended April 30, 2003, we paid management fees of $49,820 to Gregory Crowe, our president, chief executive officer and one of our directors, pursuant to a management consulting agreement.
  During the year ended April 30, 2003 we advanced an interest-free loan of $20,000 to Mongol Gazar Co., Ltd. and TS Myanganbayar, one of its directors, who is also one of our former directors. The loan was repaid in September 2003.
  During the year ended April 30, 2003 we owed $62,010 to a legal firm at which one of our officers was associated.
  During the 8 months ended December 31, 2003, we paid management fees of $33,295 to Gregory Crowe, our president, chief executive officer and one of our directors, pursuant to a management consulting agreement.
  During the 8 months ended December 31, 2003, 625,000 escrow shares were transferred to Gregory Crowe, our president, chief executive officer and one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as the president of our company.
  During the 8 months ended December 31, 2003, 505,000 escrow shares were transferred to Gregory Crowe, our president, chief executive officer and one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as the president of our company.
  During the year ended December 31, 2004, 210,000 escrow shares were transferred to Gregory Crowe, our president, chief executive officer and one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as the president of our company.
  From August 1, 2002 until December 31, 2004, we granted to Gregory Crowe, our president, chief executive officer and one of our directors the following stock options: August 2002, 375,000 options exercisable at $0.29/share; January 2003, 150,000 options exercisable at $0.60/share; September 2003, 100,000 options exercisable at $0.84/share; February, 2004, 100,000 options exercisable at $1.04/share; and November 2004, 250,000 options exercisable at $0.97/share. All of these options will expire five years from the date of grant.
  During the 8 months ended December 31, 2003, 100,000 escrow shares were transferred to Lindsay Bottomer, one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as a director of our company.

  During the year ended December 31, 2004, 210,000 escrow shares were transferred to Lindsay Bottomer, one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as a director of our company.
  From August 1, 2002 until December 31, 2004, we granted to Lindsay Bottomer, one of our directors, the following stock options: August 2002, 100,000 options exercisable at $0.29/share; January 2003, 50,000 options exercisable at $0.60/share; September 2003, 100,000 options exercisable at $0.84/share; February, 2004, 100,000 options exercisable at $1.04/share; and November 2004, 250,000 options exercisable at $0.97/share. All of these options will expire five years from the date of grant.
  During the 8 months ended December 31, 2003, 100,000 escrow shares were transferred to Mark Bailey, one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as a director of our company.
  During the year ended December 31, 2004, 210,000 escrow shares were transferred to Mark Bailey, one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as a director of our company.
  From August 1, 2002 until December 31, 2004, we granted to Mark Bailey, one of our directors, the following stock options: August 2002, 100,000 options exercisable at $0.29/share; January 2003, 50,000 options exercisable at $0.60/share; September 2003, 100,000 options exercisable at $0.84/share; February, 2004, 100,000 options exercisable at $1.04/share; and November 2004, 250,000 options exercisable at $0.97/share. All of these will options expire five years from the date of grant.
  During the 8 months ended December 31, 2003, 200,000 escrow shares were transferred to James Harris, one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as a director of our company.
  During the year ended December 31, 2004, 210,000 escrow shares were transferred to James Harris, one of our directors, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as a director of our company.
  From August 1, 2002 until December 31, 2004, we granted to James Harris, one of our directors, the following stock options: January 2003, 150,000 options exercisable at $0.60/share; September 2003, 100,000 options exercisable at $0.84/share; February, 2004, 100,000 options exercisable at $1.04/share; and November 2004, 250,000 options exercisable at $0.97/share. All of these options will expire five years from the date of grant.
  In November, 2004, we granted to Peter Meredith, one of our directors, 200,000 stock options exercisable at $1.01/share. All of these options will expire five years from the date of grant.
  From August 1, 2002 until April 30, 2003, we granted to Ross Turner, one of our directors, the following stock options: August 2002, 100,000 options exercisable at $0.29/share and January 2003, 50,000 options exercisable at $0.60/share. Mr Turner resigned from our board of directors in April, 2003, and his options expired unexercised.
  From August 1, 2002 until April 30, 2003, we granted to TS Myanganbayar, one of our directors, the following stock options: August 2002, 100,000 options exercisable at $0.29/share and January 2003, 50,000 options exercisable at $0.60/share. Mr. Myanganbayar resigned from our board of directors in September, 2003 and his options expired unexercised.
  During the year ended December 31, 2004, 100,000 escrow shares were granted to Hamish Malkin, our chief financial officer, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as our chief financial officer.

  From August 1, 2002 until December 31, 2004, we granted to Hamish Malkin, our chief financial officer the following stock options: December 2003, 50.000 options exercisable at $0.29/share; January 2003, 25,000 options exercisable at $0.60/share; September 2003, 25,000 options exercisable at $0.84/share; February, 2004, 50,000 options exercisable at $1.04/share; and November 2004, 50,000 options exercisable at $0.97/share. All of these options will expire five years from the date of grant.
  During the year ended December 31, 2004, 100,000 escrow shares were transferred to Robert Cann, our company's exploration manager, pursuant to the terms of the restated share transfer agreement and trust deed dated May 31, 2002 discussed above at page 72 and in recognition of his services as our exploration manager.
  From August 1, 2002 until December 31, 2004, we granted to Robert Cann, our company's exploration manager the following stock options: August, 2002, 50,000 options exercisable at $0.39/share; January 2003, 25,000 options exercisable at $0.60/share; September 2003, 50,000 options exercisable at $0.84/share; February, 2004, 50,000 options exercisable at $1.04/share; and November 2004, 135,000 options exercisable at $0.97/share. All of these options will expire five years from the date of grant.
  During the year ended April 30, 2003, we issued 135,416 common shares and 67,708 share purchase warrants to settle accounts payable of $45,839 owing to a law firm related to Kevin Hisko. Mr. Hisko was our corporate secretary until August 7, 2003.

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties. At December 31, 2004 the escrow shares described above had a market value of $1.45/share.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number/Description

3.1 Certificate of Incorporation July 19, 1995 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.2 Memorandum of Incorporation dated July 13, 1995 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.3 Articles of Incorporation dated July 13, 1995 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.4 Form 19 - Special Resolution filed November 5, 1997 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.5 Form 19 - Special Resolution filed February 5, 2001 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.6 Certificate of Name Change dated February 5, 2001 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.7 Form 19 - Special Resolution filed October 9, 2002 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.8 Certificate of Name Change dated October 9, 2002 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.9 Letter regarding continuation to Yukon Territory (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.10 Certificate of Continuance (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.11 Articles of Continuance (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.12 Bylaw No. 1 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.13 Certificate of Amendment dated June 16, 2004 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.1 Restated Share Transfer Agreement and Trust Deed dated May 31, 2002 between Campney & Murphy, 430692 BC Ltd. and Entrée Gold Inc. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.2 Consulting Agreement dated July 1, 2002 between Entrée Resources Inc. and Greg Crowe. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.3 Employment Agreement dated July 15, 2002 between Entrée Resources Inc. and Robert Cann. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.4 Investor Relations Agreement dated December 20, 2002 between Entrée Gold Inc. and Tim Mikula. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.5 Investor Relations Agreement dated February 19, 2003 between Entrée Gold Inc. and Tony R. Collins. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.6 Consulting Services Agreement dated February 20, 2003 between Entrée Gold Inc. and Buckingham Securities Limited (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.7 Purchase Agreement dated September 13, 2003 between Mongol Gazar Co, Ltd., MGP LLC, Entrée Gold Inc. and Entrée LLC (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.8 Employment Agreement dated September 19, 2003 between Entrée Gold Inc. and Mona M. Forster. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.9 Consulting Agreement dated October 31, 2003 between Entrée Gold Inc. and Primoris Group Inc. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.10 Employment Agreement dated November 1, 2003 between Entrée Gold Inc. and Greg Crowe (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.11 Amendment Agreement dated November 6, 2003 between Mongol Gazar Co, Ltd., MGP LLC, Entrée Gold Inc. and Entrée LLC (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.12 Purchase Agreement dated November 6, 2003 between Mongol Gazar LLC and Entrée LLC (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.13 Drilling Contract dated March 4, 2004 between Can-Asia Drilling Services Ltd. and Entrée Gold Inc. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.14 Agreement dated April 20, 2004 between Mongol Gazar Co., Ltd., Entrée Gold Inc. and Entrée LLC. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.15 Equity Participation and Earn-In Agreement dated October 15, 2004 between Entrée Gold Inc. and Ivanhoe Mines Ltd. (incorporated by reference from our Amended Registration Statement on Form 10-SB/A filed with the SEC on December 9, 2004)

14.1 Code of Ethics

31.1 Section 302 Certification

31.2 Section 302 Certification

32.1 Section 906 Certification

32.2 Section 906 Certification

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Davidson & Company for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and the eight month period ended December 31, 2003 were Cdn $75,879 and Cdn $33,250, respectively.

Audit Related Fees

For the fiscal year ended December 31, 2004 and the eight month period ended December 31, 2003, the aggregate fees billed for assurance and related services by Davidson & Company relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil and $nil, respectively.

Tax Fees

For the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by Davidson & Company for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Davidson & Company for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Davidson & Company to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Davidson & Company is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Davidson & Company and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Davidson & Company's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRÉE GOLD INC.

By: /s/ Greg Crowe
Greg Crowe, President, CEO and Director
(Principal Executive Officer)

Date: March 30, 2005

By: /s/ Hamish Malkin
Hamish Malkin, CFO and Secretary
(Principal Financial Officer)

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Greg Crowe
Greg Crowe, President, CEO and Director
Date: March 30, 2005

By: /s/ Lindsay Bottomer
Lindsay Bottomer, Director
Date: March 30, 2005

By: /s/ Mark Bailey
Mark Bailey, Director
Date: March 30, 2005

By: /s/ James Harris
James Harris, Director
Date: March 30, 2005

By: /s/ Peter Meredith
Peter Meredith, Director
Date: March 30, 2005