Form 10QSB
period 2005-03-31
ENTREE GOLD INC
filed 2005-05-16
CIK 1271554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005_____________

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  0-50982_________________________

ENTRÉE GOLD INC.
(Exact name of small business issuer as specified in its charter)

Yukon	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1450, 650 West Georgia Street Vancouver, B.C. V6B 4N7
(Address of principal executive offices)

604.687.4777
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

50,883,066 common shares issued and outstanding as at May 1, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with United States Generally Accepted Accounting Principles.

ENTRÉE GOLD INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

MARCH 31, 2005

ENTRÉE GOLD INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

Nature of operations (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During the Exploration Stage	Total Stockholders' Equity
Balance, July 19, 1995 (date of inception)	-	$ -	$ -	$ -	$ -	$ -
Shares issued:						
Private placements	4,200,000	60,852	-	-	-	60,852
Acquisition of mineral property interests	3,200,000	147,520	-	-	-	147,520
Foreign currency translation adjustment	-	-	-	(756)	-	(756)
Net loss	-	-	-	-	(175,714)	(175,714)
Balance, April 30, 1996	7,400,000	208,372	-	(756)	(175,714)	31,902
Shares issued:						
Private placements	3,880,000	274,718	-	-	-	274,718
Foreign currency translation adjustment	-	-	-	(8,568)	-	(8,568)
Net loss	-	-	-	-	(56,250)	(56,250)
Balance, April 30, 1997	11,280,000	483,090	-	(9,324)	(231,964)	241,802
Foreign currency translation adjustment	-	-	-	(5,216)	-	(5,216)
Net loss	-	-	-	-	(33,381)	(33,381)
Balance, April 30, 1998	11,280,000	483,090	-	(14,540)	(265,345)	203,205
Foreign currency translation adjustment	-	-	-	(3,425)	-	(3,425)
Net loss	-	-	-		(40,341)	(40,341)
Balance, April 30, 1999	11,280,000	483,090	-	(17,965)	(305,686)	159,439
Escrow shares compensation	-	-	41,593	-	-	41,593
Exercise of stock options	1,128,000	113,922	-	-	-	113,922
Foreign currency translation adjustment	-	-	-	(896)	-	(896)
Net loss	-	-	-	-	(154,218)	(154,218)
Balance, April 30, 2000	12,408,000	597,012	41,593	(18,861)	(459,904)	159,840
Foreign currency translation adjustment	-	-	-	(5,627)	-	(5,627)
Net loss	-	-	-	-	(18,399)	(18,399)
Balance, April 30, 2001	12,408,000	597,012	41,593	(24,488)	(478,303)	135,814
Foreign currency translation adjustment	-	-	-	(2,561)	-	(2,561)
Net loss	-	-	-	-	(22,490)	(22,490)
Balance, April 30, 2002	12,408,000	$ 597,012	$ 41,593	$ (27,049)	$ (500,793)	$ 110,763

- continued -

ENTRÉE GOLD INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

- continued -

ENTRÉE GOLD INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

Three Month Period Ended March 31, 2005	Three Month Period Ended March 31, 2004	Cumulative Period from Inception (July 19, 1995) to March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (3,197,023)	$ (217,928)	$ (22,805,009)
Items not affecting cash:			
Depreciation	16,892	6,827	51,427
Stock-based compensation	2,518,054	313,813	4,480,273
Escrow shares compensation	(475,056)	(529,874)	1,962,359
Loss on settlment of debt	-	-	5,252
Warrants issued for cancellation of price guarantee	-	-	129,266
Finder's fee paid in stock	-	-	35,827
Mineral propety interest paid in stock	-	-	3,806,000
Changes in assets and liabilities:			
Receivables	(52,654)	(32,323)	(153,064)
Prepaid expenses	(211,409)	(188,245)	(273,923)
Accounts payable and accrued liabilities	76,515	35,197	321,117
Net cash used in operating activities	(1,324,681)	(612,533)	(12,440,475)
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from issuance of capital stock	13,210	182,332	18,218,124
Share issue costs	-	-	(1,035,576)
Net cash provided by finacing activities	13,210	182,332	17,182,548
CASH FLOWS FROM INVESTING ACTIVITIES			
Acquisition of equipment	(263,771)	(77,793)	(437,426)
Net cash used in investing activities	(263,771)	(77,793)	(437,426)
Effect of foreign currency translation on cash and cash equivalents	(26,183)	(74,555)	154,299
Change in cash and cash equivalents during the period	(1,601,425)	(582,549)	4,458,946
Cash and cash equivalents, beginning of period	6,060,371	5,455,495	-
Cash and cash equivalents, end of period	$ 4,458,946	$ 4,872,946	$ 4,458,946
Cash paid for interest during the period	$ -	$ -	$ -
Cash paid for income taxes during the period	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2004. The results of operation for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.	NATURE OF OPERATIONS

The Company was incorporated under the laws of the Province of British Columbia and continued under the laws of the Yukon Territory. The Company's principal business activity is the exploration of mineral property interests. Effective October 10, 2002, pursuant to a special resolution passed by the shareholders of the Company, the Company changed its name from Entrée Resources Inc. to Entrée Gold Inc. and consolidated its share capital on a 2:1 basis (Note 6). In December 2003, the Company changed its fiscal year end from April 30 to December 31. To date, the Company has not generated significant revenues from its operations and is considered to be in the exploration stage.

All amounts are expressed in United States dollars, except for certain per share amounts denoted in Canadian dollars ("C$").

3.	SIGNIFICANT ACCOUNTING POLICIES

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

Asset retirement obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. To date, the Company has not incurred any asset retirement obligations.

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Escrow shares

Shares placed in escrow in connection with an initial public offering which are to be released upon achievement of certain performance criteria are considered to be contingently issueable and compensatory in nature. Accordingly, the difference between the fair value of these shares, being the trading price of the Company’s publicly traded common shares, at the time they are released from escrow and their original issue price is accounted for as compensation expense in the period of release.

As described in Note 5, certain of the Company’s escrow shares were transferred to a Trustee for the benefit of future employees, officers and directors of the Company. As these performance escrow shares are considered compensatory in nature, the Company records a compensation benefit at fair value, being the trading price of the Company’s publicly traded common shares, when a portion or all of these performance escrow shares are allocated to specific individuals and adjusts this compensation benefit to fair value at the end of each respective reporting period until the performance escrow shares are released from escrow.

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

The Company accounts are stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EIFT 96-18”).

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

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Foreign currency translation (cont’d)

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

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At March 31, 2005, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 20,619,270 (March 31, 2004 – 18,010,914).

Shares that remain in escrow are excluded from the weighted average number of shares of common stock. The number of shares held in escrow excluded from the weighted average number of shares of common stock was 1,230,000 (March 31, 2004 – 6,151,350).

Recent accounting pronouncements

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

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont’d)

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

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

4.	EQUIPMENT

	March 31, 2005			December 31, 2004
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Office equipment	$ 19,325	$ 5,017	$ 14,308	$ 17,803	$ 3,964	$ 13,839
Computer equipment	81,708	19,322	62,386	38,422	20,215	18,207
Field equipment	170,652	27,089	143,563	117,431	10,357	107,074
Buildings	165,742	-	165,742	-	-	-
	$ 437,427	$ 51,428	$ 385,999	$ 173,656	$ 34,536	$ 139,120

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

5.	MINERAL PROPERTY INTERESTS

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

For the above purchase price, the Company also acquired a 100% interest in a fourth mineral concession (the "Ulziit Uul Property") located in southern Mongolia.

On April 20, 2004, subject to TSX Venture Exchange ("TSX-V") regulatory approval which was received on June 14, 2004, the Company agreed to issue non-transferable warrants to purchase up to 250,000 shares of the Company (issued) at a price of C$1.05 per share for two years to Mongol Gazar, in satisfaction of the Minimum Price Guarantee previously provided to Mongol Gazar. The fair value of the warrants was estimated to be $129,266. In addition, Mongol Gazar has agreed to transfer to the Company's subsidiary, Entrée LLC, its 100% interest in an exploration licence located in Khanbogd, Omnogovi, Mongolia (the “Khatsavch Property”).

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

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

5.	MINERAL PROPERTY INTERESTS (cont’d)

Mineral property interest costs incurred are summarized as follows:

6.	COMMON STOCK

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

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

6.	COMMON STOCK (cont'd...)

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

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

6.	COMMON STOCK (cont'd...)

Share issuances (cont'd...)

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

In November 2003, the Company issued 5,000,000 shares at a value of $3,806,000 for the acquisition of a mineral property interest (Note 5).

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

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

6.	COMMON STOCK (cont'd...)

Share issuances (cont'd...)

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

In November 2004, the Company completed a non-brokered private placement consisting of 4,600,000 units at a price of C$1.00 per unit for gross proceeds of $3,846,521. Each unit consisted of one common share and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of C$1.10 on or before November 9, 2006. Pursuant to an agreement with the Company, the place, being Ivanhoe, has a pre-emptive right to such percentage of any future offering of securities by the Company to enable them to preserve their pro-rata ownership interest in the Company after their acquisition of these 4,600,000 units. Related share issue costs were comprised of cash costs totalling $21,026.

During the year ended December 31, 2004, the Company issued 533,836 common shares for cash proceeds of $173,011 on the exercise of warrants. Certain of the warrants exercised had a corresponding fair value of $13,197 when issued which has been transferred from additional paid-in capital to common stock on the exercise of the warrants.

During the three month period ended March 31, 2005, the Company issued 15,000 common shares for cash proceeds of $13,210 on the exercise of warrants.

Escrow shares

Included in issued capital stock at December 31, 2004 were 3,510,900 common shares which were subject to escrow agreements and may not be released, transferred or assigned without the consent of the regulatory authorities at the TSX-V. On March 3, 2005, the Company became a Tier 1 Issuer on the TSX-V and as a result 2,280,900 shares were released from escrow.

Included in issued capital stock at March 31, 2005 are the remaining 1,230,000 common shares that are subject to escrow agreement and may not be released, transferred or assigned without the consent of the regulatory authorities at the TSX-V. The 1,230,000 common shares will be released subject to meeting additional performance requirements relating to exploration expenditures on the Company's mineral property interests.

Performance escrow shares

During the year ended April 30, 2000, 270,000 performance escrow shares of 3,000,000 shares originally placed in escrow in connection with an initial public offering with a value of $41,593 were released from escrow.

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

6.	COMMON STOCK (cont'd ...)

Escrow shares (cont'd...)

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

In July 2002, the Company entered into an agreement with the president of the Company for the receipt of certain escrow shares in exchange for services provided to the Company. The agreement was replaced with an employment agreement dated November 1, 2003. At December 31, 2004, under the terms of the agreements, a cumulative total of 625,000 performance escrow shares of the 2,730,000 Trustee Shares had been allocated to the president of the Company. In May 2004, 310,439 performance escrow shares allocated to the president of the Company were released from escrow and marked-to-market at the date of release at a final value of $252,246. In August 2004, an additional 310,439 performance escrow shares allocated to the president of the Company were released from escrow and marked-to-market at the date of release at a final value of $129,559.

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

At March 31, 2005, there were 1,230,000 performance escrow shares that, although allocated, had not been released from escrow of which 4,122 performance escrow shares (December 31, 2004 – 4,122) allocated to the president under the employment agreement had a value of $3,313 (December 31, 2004 - $4,902) and 1,225,878 performance escrow shares (December 31, 2004 – 1,225,878) allocated to directors and employees had a value of $985,215 (December 31, 2004 - $1,458,682). The total escrow compensation expense (recovery) has been recorded in the consolidated financial statements as follows with corresponding additional paid-in capital recorded in stockholders' equity:

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

6.	COMMON STOCK (cont'd ...)

Escrow shares (cont'd...)

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

As at March 31, 2005, the following share purchase warrants were outstanding and exercisable:

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

6.	COMMON STOCK (cont'd ...)

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

Stock option transactions are summarized as follows:

The weighted average fair value of stock options granted during the three months ended March 31, 2005 was C$0.91 (March 31, 2004 - C$1.09). The number of stock options exercisable at March 31, 2005 was 6,415,000 (December 31, 2004 – 3,708,750).

On March 3, 2005, the Company became a Tier 1 Issuer on the TSX-V and, as a result, all stock options became fully vested except those issued to investor relations consultants.

At March 31, 2005, the following stock options were outstanding:

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

6.	COMMON STOCK (cont'd ...)

Stock-based compensation

The fair value of stock options granted during the year ended March 31, 2005 was $434,304 (March 31, 2004 - $590,448). Total stock-based compensation recognized during the three months ended March 31, 2005 was $2,518,054 (March 31, 2004 - $313,813) which has been recorded in the consolidated statements of operations as follows with corresponding additional paid-in capital recorded in stockholders' equity:

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties during the three months ended March 31, 2005:

a) Paid or accrued management fees of $11,934 (March 31, 2004 - $8,592) to two directors and officers of the Company.

b) Recognized an expense (recovery) of ($1,589) (March 31, 2004 - $216,252) from certain performance escrow shares allocated to the president and CEO of the Company (Note 6) which have been recorded as escrow shares compensation (recovery) of ($1,589) (March 31, 2004 - $144,301) and mineral property interest costs (recovery) of $Nil (March 31, 2004 - $71,951). In addition, compensation expense (recovery) of ($473,467) was recognized from certain performance escrow shares transferred to directors of the Company (Note 6) which has been recorded as escrow shares compensation (recovery) of ($473,467) (March 31, 2004 – ($313,622)).

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

8.	SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is as follows:

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

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

Significant non-cash transactions for the three month period ended March 31, 2005 consisted of:

a) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to the president of the Company which has been recorded as escrow shares compensation (recovery) of ($1,589).

b) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to directors of the Company which has been recorded as escrow shares compensation (recovery) of ($473,467).

Significant non-cash transactions for the three month period ended March 31, 2004 consisted of:

a) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to the president and CEO of the Company which has been recorded as escrow shares compensation (recovery) of ($144,301) and mineral property interest costs (recovery) of ($71,951) (Note 6).

b) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to directors of the Company which has been recorded as escrow shares compensation (recovery) of ($313,622).

11.	SUBSEQUENT EVENTS

Subsequent to March 31, 2005:

a) 1,175,000 share purchase warrants expired without exercise.

b) 1,230,000 escrow shares were released from escrow.

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

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

The impact of the differences between United States GAAP and Canadian GAAP on the consolidated balance sheets would be as follows:

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

12.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED               ACCOUNTING PRINCIPLES (cont’d)

Consolidated statements of operations

The impact of the differences between United States GAAP and Canadian GAAP on the consolidated statements of operations would be as follows:

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

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

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

12.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED               ACCOUNTING PRINCIPLES (cont'd...)

Mineral property interests

Under United States GAAP, costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Under Canadian GAAP, mineral property interests, which consist of the right to explore for mineral deposits, are recorded at cost. Deferred exploration costs, which consist of costs attributable to the exploration of mineral property interests, are recorded at cost. All direct and indirect costs relating to the acquisition and exploration of mineral property interests are capitalized on the basis of specific claim blocks until the mineral property interests to which they relate are placed into production, the mineral property interests are disposed of through sale or where management has determined there to be an impairment. If a mineral property interest is abandoned, the mineral property interest and deferred exploration costs are written off to operations in the period of abandonment. On an ongoing basis, the capitalized costs are reviewed on a property-by-property basis to consider if there is any impairment on the subject mineral property interest. Management's determination of impairment is based on: i) whether the Company's exploration programs on the mineral property interests have significantly changed, such that previously identified resource targets are no longer being pursued; ii) whether exploration results to date are promising and whether additional exploration work is being planned in the foreseeable future or iii) whether remaining lease terms are insufficient to conduct necessary studies or exploration work. Based on the foregoing criteria, management determined that no impairment to the Company's current mineral property interests had taken place at March 31, 2005.

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

As of March 31, 2005, the Company has not incurred any asset retirement obligations under United States GAAP that would generate a difference.

Escrow shares

Under United States GAAP, the Company accounts for escrow shares as described in Note 3.

Under Canadian GAAP, shares placed in escrow in connection with an initial public offering which are to be released upon achievement of certain performance criteria are not considered to be contingently issueable and are not compensatory in nature. Accordingly, the difference between the fair value of these shares, being the trading price of the Company's publicly traded common shares, at the time they are released from escrow and their original issue price is not recorded. Further, as described in Note 6, certain of the Company's escrow shares were transferred to a Trustee for the benefit of future employees, officers and directors of the Company. Under Canadian GAAP, as these performance escrow shares were transferred from a principal stockholder to a Trustee, these performance escrow shares are considered compensatory in nature. Accordingly, the Company records a compensation benefit at fair value, being the trading price of the Company's publicly traded common shares, when a portion or all of the these performance escrow shares are allocated to specific individuals.

ENTRÉE GOLD INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Expressed in United States dollars)

12.   DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED               ACCOUNTING PRINCIPLES (cont'd...)

Escrow shares (cont'd...)

Thus, there is s difference between United States GAAP and Canadian GAAP on the accounting for escrow shares for the year three month periods ended March 31, 2005 and 2004 in the amount of $(475,056) and $(457,923) respectively.

Stock-based compensation

Under United States GAAP, the Company accounts for stock-based compensation as described in Note 3.

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

Accordingly, there is no difference between United States GAAP and Canadian GAAP on the accounting for stock-based compensation for the three month periods ended March 31, 2005 and 2004.

Net loss per share

Under both United States GAAP and Canadian GAAP, basic net loss per share is calculated using the weighted average number of common shares outstanding during the year.

Under Canadian GAAP, the weighted average number of common shares outstanding includes any shares that remain in escrow. The weighted average number of shares outstanding under Canadian GAAP for the three month periods ended March 31, 2005 and 2004 were 50,875,566 and 46,577,984 respectively.

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

Item 2.	Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Entrée" mean Entree Gold Inc. and our wholly-owned Mongolian subsidiary Entrée LLC, unless otherwise indicated.

General

We are an exploration stage company engaged in the exploration of natural resource properties located in Mongolia. Our principal executive office is located at Suite 1450 - 650 West Georgia Street, Vancouver, British Columbia, Canada V6B 4N7. The telephone number for our principal executive office is (604) 687-4777 and our web site is located at www.entreegold.com. Information contained on our website does not form part of this quarterly report. Our registered and records office is at Suite 950 - 1055 West Georgia Street, Vancouver, British Columbia, V6E 3P3 and our agent for service of process in the United States of America is National Registered Agents, Inc., 1090 Vermont Avenue NW, Suite 910, Washington, DC 20005.

We also maintain an administrative office in Ulaan Bataar, the capital of Mongolia, from which we support our Mongolian operations. The address of our Mongolian office is Suite 307, Business Plaza, Chinggis Avenue, Sukhbaatar District, 1st Khoroo, Ulaan Baatar, Mongolia. The telephone number for our Mongolian office is 976.11.318562.

Our Current Business

We are an exploration stage resource company engaged in exploring mineral resource properties. Our current mineral properties consist of five mineral exploration licenses granted by the Mineral Resources Authority of Mongolia, a division of the government of Mongolia. All of these mineral exploration licenses have been registered in the name of our Mongolian subsidiary Entrée LLC.

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section of this quarterly report entitled 'Risk Factors', beginning at page 39, for additional information about the risks of mineral exploration.

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

•

incurring $490,000 in exploration expenditures on the Lookout Hill property prior to the first anniversary of the date of the agreement and reimbursing Mongol Gazar for up to $200,000 for exploration expenditures incurred by it on the Lookout Hill property during this period;

•

incurring $1,490,000 in cumulative exploration expenditures on the Lookout Hill property prior to the second anniversary of the date of the agreement and issuing 1,000,000 common shares to Mongol Gazar;

•

incurring $3,490,000 in cumulative exploration expenditures on the Lookout Hill property prior to the third anniversary of the date of the agreement and issuing an additional 1,000,000 common shares to Mongol Gazar;

•

incurring $7,490,000 in cumulative exploration expenditures on the Lookout Hill property prior to the fourth anniversary of the date of the agreement and issue an additional 1,000,000 common shares to Mongol Gazar;

•

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

•

subscribe for 4,600,000 units from our company for Cdn $1.00 per unit, with each unit consisting of one common share of our company and one share purchase warrant entitling the holder to purchase one additional common share of our company for a purchase price of Cdn $1.10 for two years from the date of purchase.

•

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

•

have the right to nominate one member of our Board of Directors until the earlier to occur of (a) the expiration of the earn-in period, or (b) the date upon which Ivanhoe ceases to own at least the percent (10%) of our issued and outstanding common shares (assuming the exercise by Ivanhoe of all securities convertible into our common shares).

In addition, the Equity Participation and Earn-In Agreement gives to Ivanhoe Mines Ltd. a pre-emptive right to such percentage of any offering of securities of our company as will enable them to preserve their ownership percentage in our company which, after the acquisition of the 4,600,000 units, would be approximately 9% prior to exercise of any of their share purchase warrants and could, upon the exercise of the latter, go as high as 17% of our issued and outstanding common shares. During any period of time that Ivanhoe Mines Ltd. owns more than 10% of our issued and outstanding common shares (assuming the exercise by Ivanhoe of all securities convertible into our common shares), Ivanhoe Mines Ltd. is required to vote these shares as our board of directors direct on all matters pertaining to the appointment of directors, the appointment and remuneration of our auditors and all other matters to be submitted to our shareholders except for 'extraordinary' matters. 'Extraordinary' matters are defined in the Equity Participation and Earn-In Agreement to mean matters requiring a special majority (66.33%), the vote of a majority of disinterested shareholders and matters where Ivanhoe Mines Ltd. is precluded from voting.

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

Plan of Operations and Cash Requirements

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

Three of our five mineral properties, known as the Javhlant, Shivee Tolgoi and Togoot licenses, are contiguous and are referred to collectively as the Lookout Hill property. A map of the Lookout Hill property has been included in this quarterly report. We believe that reference to this map will be helpful to you during your review of our Plan of Operation, below. The Lookout Hill property is our principal focus at this time, though it is without a known body of commercial ore or improvements of any kind.

Over the next 12 months we propose to continue our exploration activities at the Lookout Hill property. As is discussed in greater detail in the Section of this quarterly report entitled "Our Business", beginning at page 30 of this quarterly report, we recently entered into an Equity Participation and Earn-In Agreement with Ivanhoe Mines Ltd. pursuant to which we anticipate that Ivanhoe Mines Ltd. will pursue, at its expense, exploration for minerals on the portion of our Lookout Hill property that is identified as the “Project Property” on the map at page 33 of this quarterly report. As of April 27, 2005, Ivanhoe was operating five drills on that portion of the Lookout Hill property that is subject to the Equity Participation and Earn-In Agreement. Drill results from hole EGD006, collared 5 meters from the Entrée-Ivanhoe boundary, confirmed mineralization. At the same time, we intend to continue our exploration activities on the balance of our Lookout Hill property, in addition to exploration activities on our other mineral properties in Mongolia.

Cost Estimate, Lookout Hill

In July 2002, Dr. Andrejs Panteleyev (an independent consulting geologist), recommended a two phase exploration program consisting of a mix of trenching, geophysical surveying, diamond drilling and geochemical analysis and assays. The components of Phase I of Dr. Panteleyev’s program are discussed in detail in our Annual Report on Form 10-KSB filed with the SEC on April 6, 2005, and we refer you to that document. We completed Phase 1 of Dr. Panteleyev's program on July 31, 2003.

At December 31, 2004 we considered Phase II of the exploration program recommended by Dr. Panteleyev to be complete. The drilling program in the Zone III, Zones I and II and the X-Grid areas was completed in August 2004, with drill results released in September 2004. The surface geophysical surveys to the west and south of the Turquoise Hill property and in the Bayan Ovoo areas were completed in early November 2004. Trenching and sampling of selected targets, geological mapping, reconnaissance mapping and sampling over the entire 179,000 hectares of the Lookout Hill property was finished at the end of November.

In early 2005, our geologists assessed and compiled all available data and assays, discussed the results with the geophysical and geochemical consultants and provided input to Dr. Panteleyev. Dr. Panteleyev reviewed the data gathered during the 2004 exploration season and recommended a work program for the 2005 exploration season in a report dated February 4, 2005, prepared in accordance with Canadian securities instrument National Instrument 43-101.

Due to severe weather conditions during the winter months, all field exploration activities at Lookout Hill were suspended until mid-February 2005, when the 2005 exploration season began. We expect that the 2005 exploration program will include deep probing geophysical surveys over Zone I/III and Bayan Ovoo, follow-up drilling in previously drilled areas, drilling in new areas identified by previous ongoing surveys and continued reconnaissance mapping of the entire property as outlined in Dr. Panteleyev's latest report. Geophysical surveys for Zone I/III began in February 2005. An estimate of the extent of the 2005 exploration program and the anticipated costs is given in the table below. We currently estimate that the budget for the 2005 exploration program on that portion of our Lookout Hill property outside the exploration agreements with Ivanhoe will be approximately $2,970,000.

The following table sets out our projected budget for the 12 month period ending March 31, 2006:

March 31, 2006
Exploration, Lookout Hill
Drilling	$900,900
Gradient IP (induced polarization)	125,000
Capital expenditures	50,000
Camp operating expenses	250,000
Communication	65,000
Assays	190,000
Transport	75,000
Travel	100,000
Salaries	350,000
Ulaan Baatar office	30,000
Contingency (10%)	214,000
2,349,000

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the 12 month period ending March 31, 2006, we will be required to pay an aggregate of $269,250 for the Lookout Hill property.

Cost Estimate - Ikh Ulziit Uul

Although we intend to focus most of our exploration effort over the next 12 months on our Lookout Hill property because it is the most advanced of our properties to date and it shows promising results, we also propose to begin advanced exploration on the Ikh Ulziit Uul property. Programs will include geological mapping and sampling, deep-probing geophysical (induced polarization and magnetometer) and geochemical surveys. Selected anomalies may be trenched or diamond drilled. We estimate that these activities on the Ikh Ulziit Uul property will cost approximately $914,000 over the 12 month period ending March 31, 2006.

The following table shows our projected budget for the 12 month period ending March 31, 2006 for the Ikh Ulziit Uul property:

March 31, 2006
Exploration, Ikh Ulziit Uul
Drilling	$300,000
Gradient IP	265,000
Capital expenditures	30,000
Camp operating expenses	50,000
Communication	10,000
Assays	60,000
Transport	12,000
Travel	20,000
Salaries	80,000
Ulaan Baatar office	10,000
Contingency - 10%	84,000
$921,000

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the next 12 months ending March 31, 2006, we will be required to pay $10,500 for the Ikh Ulziit Uul property.

Cost Estimate - Khatsavch

We also intend to do some preliminary exploration work consisting mainly of reconnaissance mapping and sampling on the Khatsavch property during this period, which we estimate will cost approximately $10,000.

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the next 12 months ending March 31, 2006, we will be required to pay $63 for the Khatsavch property.

Cost Estimate -Overview

The following table sets out our combined operating budget for the 12 month period ending March 31, 2006:

March 31, 2006
Exploration, combined
Lookout Hill	$2,349,000
Ikh Ulziit Uul	921,000
Khatsavch	10,000
3,280,000

Other expenditures
Annual license fees	281,000
New project evaluation	50,000
Vancouver office	588,000
Investor relations	228,000
1,147,000

Total expenditures	4,427,000
Working capital, March 31, 2005	4,558,000

Working capital, March 31, 2006, estimated	$131,000

Our average monthly corporate expenditures, which we have determined based on our experience over the previous 12 months, is estimated to be approximately $49,000 per month or $588,000 over the 12 month period ending March 31, 2006, including estimated legal fees of $96,000.

Over the next 12 months, we anticipate that we will incur promotional and investor relations costs of approximately $228,000 consisting of ongoing investor relations fees, five investment conferences and advertising.

A provision for ongoing new project evaluations and acquisitions during the fall of 2005 has been made. Mongolia will remain our primary area of interest. A budget of $50,000 has been allocated for this purpose.

As at March 31, 2005, we had working capital of approximately $4,558,000. We estimate that our expenditures for the 12 month period ending March 31, 2006 will be $4,427,000. We intend to raise any additional funds required for the 12 month period ending March 31, 2006 through the issuance of common stock.

Product Research and Development

Our business plan is focused on the exploration and development of our mineral resource properties.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2006.

Employees

As at March 31, 2005, we had nine full time employees (six in our Vancouver administrative office and three in our Ulaan Baatar administrative office). We currently employ 50 part time employees at our Lookout Hill property for the 2005 field exploration season. We do not anticipate making any significant changes to our full-time staff over the next 12 months.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

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

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock

Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in conformity with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders' equity, and the cash flows statements included elsewhere in this filing.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

Although we have been in the business of exploring mineral resource properties since 1995, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending March 31, 2006, we expect to spend approximately $5,267,925 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $4,458,986 as of March 31, 2005. In November, 2004, we raised equity financing of Cdn $4,600,000 pursuant to the Equity Participation and Earn-In Agreement with Ivanhoe Mines Ltd. As at March 31, 2005, we had working capital of $4,558,426. We estimate our average monthly operating expenses to be approximately $439,000 each month, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing. We have traditionally raised our operating capital from sales of equity, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these actions were to occur, there is a substantial risk that our business would fail.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As at April 30, 2005, we also had outstanding common share purchase warrants and options exercisable into 18,219,270 common shares which, if exercised, would represent approximately 26% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3)	Articles of Incorporation and Bylaws

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

(10)	Material Contracts

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

(14)	Code of Ethics

14.1  Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 6, 2005)

(31)	Section 302 Certifications
31.1	Certification of Greg Crowe
31.2	Certification of Hamish Malkin
(32)	Section 906 Certification
32.1	Certification of Greg Crowe

32.2  Certification of Hamish Malkin

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRÉE GOLD INC.

By: /s/ Greg Crowe

Greg Crowe, President, CEO and Director

(Principal Executive Officer)

Date: May 12, 2005

By: /s/ Hamish Malkin

Hamish Malkin, CFO and Secretary

(Principal Financial Officer)

Date: May 12, 2005

By: /s/ Lindsay Bottomer

Lindsay Bottomer, Director

Date: May 12, 2005

By: /s/ Mark Bailey

Mark Bailey, Director

Date: May 12, 2005

By: /s/ James Harris

James Harris, Director

Date: May 12, 2005

By: /s/ Peter Meredith

Peter Meredith, Director

Date: May 12, 2005