Form 10QSB
period 2005-06-30
ENTREE GOLD INC
filed 2005-08-15
CIK 1271554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  0-50982

ENTRÉE GOLD INC.

(Exact name of small business issuer as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Suite 1201, 1166 Alberni Street
Vancouver, BC V6E 3Z3

(Address of principal executive offices)

604.687.4777

(Issuer's telephone number)

Suite 1450, 650 West Georgia Street
Vancouver, BC V6B 4N7

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

65,536,026 common shares issued and outstanding as at August 1, 2005.

Transitional Small Business Disclosure Format (Check one):      Yes  [   ]        No   [X]

PART I

Item 1.    Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with Generally Accepted Accounting Principles in the United States.

ENTRÉE GOLD INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JUNE 30, 2005

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	June 30, 2005 (unaudited)	December 31, 2004

ASSETS
Current
Cash and cash equivalents	$ 18,580,558	$ 6,060,371
Receivables	157,969	100,410
Prepaid expenses	265,713	62,514

Total current assets	19,004,240	6,223,295

Equipment (Note 4)	576,011	139,120

	$ 19,580,251	6,362,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$ 857,953	$ 198,763

Stockholders’ equity

Common stock, no par value, unlimited number authorized (Note 6) 63,039,596 (December 31, 2004 - 50,868,066) issued and outstanding	36,333,729	20,692,906
Additional paid-in capital	8,941,204	4,898,250
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	163,699	180,482
Accumulated deficit during exploration stage	(26,716,334)	(19,607,986)

Total stockholders' equity	18,722,298	6,163,652

Total liabilities and stockholders' equity	$ 19,580,251	$ 6,362,415

Nature of operations (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Expressed in United States dollars)

	Three-Month Period Ended June 30, 2005	Three-Month Period Ended June 30, 2004	Six-Month Period Ended June 30, 2005	Six-Month Period Ended June 30, 2004	Cumulative Period from Inception (July 19, 1995) to June 30, 2005

EXPENSES
Audit and accounting	$ 32,936	$ 15,732	$ 41,224	$ 20,343	$ 147,707
Consulting fees (Note 6)	241,818	37,515	1,075,386	80,535	1,329,628
Depreciation	24,554	3,070	41,446	9,897	75,981
Escrow shares compensation (Notes 6 and 7)	39,473	(349,796)	(435,583)	(807,519)	1,790,959
Foreign exchange loss	(487)	(6,242)	3,151	(5,005)	21,661
Legal (Note 6)	142,212	52,577	253,555	107,229	928,905
Loss on settlement of debt (Note 6)	--	--	--	--	5,252
Management fees (Notes 6 and 7)	838,421	100,993	1,688,147	219,098	2,607,092
Mineral property interests (Note 5 and 6)	1,940,214	1,189,707	3,111,228	1,346,395	16,794,085
Office and administration (Note 6)	485,132	111,465	966,616	246,234	1,745,839
Regulatory and transfer agent fees	13,827	9,108	36,792	17,086	121,394
Shareholder communications and	140,719	109,885	310,604	238,450	1,126,662
investor relations (Note 6)
Travel	35,845	8,515	68,713	56,993	222,543

Loss from operations	(3,934,664)	(1,282,529)	(7,161,279)	(1,529,736)	(26,917,708)
Interest income	23,339	26,174	52,931	55,453	201,374

Net loss	$(3,911,325)	$(1,256,355)	$(7,108,348)	$(1,474,283)	$(26,716,334)

Comprehensive loss:
Net loss	(3,911,325)	(1,256,355)	(7,108,348)	(1,474,283)	(26,716,334)
Foreign currency translation adjustment	9,400	(62,047)	(16,783)	(136,602)	163,699

Comprehensive loss	$(3,901,925)	$(1,318,402)	$(7,125,131)	$(1,610,885)	$(26,552,635)

Basic and diluted loss per share	$ (0.08)	$ (0.03)	$ (0.14)	$ (0.04)

Weighted average number of shares outstanding	51,481,697	40,856,716	50,568,683	40,822,921

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During the Exploration Stage	Total Stockholders’ Equity

Balance, July 19, 1995 (date of inception)	--	$ --	$ --	$ --	$ --	$ --
Shares issued:
Private placements	4,200,000	60,852	--	--	--	60,852
Acquisition of mineral property interests	3,200,000	147,520	--	--	--	147,520
Foreign currency translation adjustment	--	--	--	(756)	--	(756)
Net loss	--	--	--	--	(175,714)	(175,714)

Balance, April 30, 1996	7,400,000	208,372	--	(756)	(175,714)	31,902
Shares issued:
Private placements	3,880,000	274,718	--	--	--	274,718
Foreign currency translation adjustment	--	--	--	(8,568)	--	(8,568)
Net loss	--	--	--	--	(56,250)	(56,250)

Balance, April 30,1997	11,280,000	483,090	--	(9,324)	(231,964)	241,802
Foreign currency translation adjustment	--	--	--	(5,216)	--	(5,216)
Net loss	--	--	--	--	(33,381)	(33,381)

Balance, April 30, 1998	11,280,000	483,090	--	(14,540)	(265,345)	203,205
Foreign currency translation adjustment	--	--	--	(3,425)	--	(3,425)
Net loss	--	--	--	--	(40,341)	(40,341)

Balance, April 30, 1999	11,280,000	483,090	--	(17,965)	(305,686)	159,439
Escrow shares compensation	--	--	41,593	--	--	41,593
Exercise of stock options	1,128,000	113,922	--	--	--	113,922
Foreign currency translation adjustment	--	--	--	(896)	--	(896)
Net loss	--	--	--	--	(154,218)	(154,218)

Balance, April 30, 2000	12,408,000	597,012	41,593	(18,861)	(459,904)	159,840
Foreign currency translation adjustment	--	--	--	(5,627)	--	(5,627)
Net loss	--	--	--	--	(18,399)	(18,399)

Balance, April 30, 2001	12,408,000	597,012	41,593	(24,488)	(478,303)	135,814
Foreign currency translation adjustment	--	--	--	(2,561)	--	(2,561)
Net loss	--	--	--	--	(22,490)	(22,490)

Balance, April 30, 2002	12,408,000	$597,012	$ 41,593	$(27,049)	$(500,793)	$ 110,763

— continued —

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During the Exploration Stage	Total Stockholders’ Equity

— continued — Balance, April 30, 2002	12,408,000	$ 597,012	$ 41,593	$(27,049)	$ (500,793)	$ 110,763
Shares issued:
Private placements	7,500,000	1,351,055	--	--	--	1,351,055
Exercise of warrants	12,500	3,288	--	--	--	3,288
Agent's finder fee	310,000	39,178	--	--	--	39,178
Finder's fee for mineral property interests	100,000	35,827	--	--	--	35,827
Debt settlement	135,416	45,839	5,252	--	--	51,091
Agent's warrants	--	--	16,877	--	--	16,877
Escrow shares compensation	--	--	40,205	--	--	40,205
Stock-based compensation	--	--	16,660	--	--	16,660
Share issue costs	--	(211,207)	--	--	--	(211,207)
Foreign currency translation adjustment	--	--	--	73,080	--	73,080
Net loss	--	--	--	--	(1,073,320)	(1,073,320)

Balance, April 30, 2003	20,465,916	1,860,992	120,587	46,031	(1,574,113)	453,497
Shares issued:
Private placements and offerings	16,352,942	10,891,160	--	--	--	10,891,160
Exercise of warrants	3,730,372	1,316,664	(6,443)	--	--	1,310,221
Exercise of stock options	35,000	18,730	(4,026)	--	--	14,704
Agent's corporate finance fee	100,000	64,192	8,384	--	--	72,576
Acquisition of mineral property interests (Note 5)	5,000,000	3,806,000	--	--	--	3,806,000
Agent's warrants	--	--	370,741	--	--	370,741
Escrow shares compensation	--	--	1,949,878	--	--	1,949,878
Stock-based compensation	--	--	414,847	--	--	414,847
Share issue costs	--	(1,302,715)	--	--	--	(1,302,715)
Foreign currency translation adjustment	--	--	--	1,950	--	1,950
Net loss	--	--	--	--	(12,505,759)	(12,505,759)

Balance, December 31, 2003	45,684,230	$ 16,655,023	$ 2,853,968	$ 47,981	$(14,079,872)	$ 5,477,100

— continued —

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During the Exploration Stage	Total Stockholders’ Equity

— continued — Balance, December 31, 2003	45,684,230	$ 16,655,023	$ 2,853,968	$ 47,981	$(14,079,872)	$ 5,477,100
Shares issued:
Private placement	4,600,000	3,846,521	--	--	--	3,846,521
Exercise of warrants	533,836	186,208	(13,197)	--	--	173,011
Exercise of stock options	50,000	26,180	(8,238)	--	--	17,942
Warrants issued for cancellation of price guarantee ( Note 5)	--	--	129,266	--	--	129,266
Escrow shares compensation	--	--	405,739	--	--	405,739
Share issue costs	--	(21,026)	--	--	--	(21,026)
Stock-based compensation	--	--	1,530,712	--	--	1,530,712
Foreign currency translation adjustment	--	--	--	132,501	--	132,501
Net loss	--	--	--	--	(5,528,114)	(5,528,114)

Balance, December 31, 2004	50,868,066	20,692,906	4,898,250	180,482	(19,607,986)	6,163,652
Shares issued:
Exercise of warrants	15,000	13,210	--	--	--	13,210
Escrow shares compensation	--	--	(475,056)	--	--	(475,056)
Stock-based compensation	--	--	2,518,054	--	--	2,518,054
Foreign currency translation adjustment	--	--	--	(26,183)	--	(26,183)
Net loss	--	--	--	--	(3,197,023)	(3,197,023)

Balance, March 31, 2005	50,883,066	20,706,116	6,941,248	154,299	(22,805,009)	4,996,654
Shares issued:
Private placement	5,665,730	10,170,207	--	--	--	10,170,207
Exercise of warrants	6,245,800	5,827,614	--	--	--	5,827,614
Exercise of stock options	245,000	151,590	--	--	--	151,590
Escrow shares compensation	--	--	39,473	--	--	39,473
Share issue costs	--	(521,798)	--	--	--	(521,798)
Stock-based compensation	--	--	1,960,483	--	--	1,960,483
Foreign currency translation adjustment	--	--	--	9,400	--	9,400
Net loss	--	--	--	--	(3,911,325)	(3,911,325)

Balance, June 30, 2005	63,039,596	$ 36,333,729	$ 8,941,204	$ 163,699	$(26,716,334)	$ 18,722,298

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

	Three-Month Period Ended June 30, 2005	Three-Month Period Ended June 30, 2004	Six-Month Period Ended June 30, 2005	Six-Month Period Ended June 30, 2004	Cumulative Period from Inception (July 19, 1995) to June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,911,325)	$(1,256,355)	$(7,108,348)	$(1,474,283)	$(26,716,334)
Items not affecting cash:
Depreciation	24,554	3,070	41,446	9,897	75,981
Stock-based compensation	1,960,483	215,266	4,478,537	529,079	6,440,756
Escrow shares compensation	39,473	(379,346)	(435,583)	(909,220)	2,001,832
Loss on settlement of debt	--	--	--	--	5,252
Warrants issued for cancellation of	--	129,266	--	129,266	129,266
price guarantee
Finder's fee paid in stock	--	--	--	--	35,827
Mineral property interest paid in stock	--	--	--	--	3,806,000

Changes in assets and liabilities:
Receivables	(4,905)	(25,758)	(57,559)	(58,081)	(157,969)
Prepaid expenses	8,210	54,714	(203,199)	(133,531)	(265,713)
Accounts payable and accrued liabilities	582,675	158,848	659,190	194,045	903,792

Net cash used in operating activities	(1,300,835)	(1,100,295)	(2,625,516)	(1,712,828)	(13,741,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	16,149,412	--	16,162,622	182,332	34,367,536
Share issue costs	(521,798)	--	(521,798)	--	(1,557,374)

Net cash provided by financing activities	15,627,614	--	15,640,824	182,332	32,810,162

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(214,567)	(20,177)	(478,338)	(97,970)	(651,992)

Net cash used in investing activities	(214,567)	(20,177)	(478,338)	(97,970)	(651,992)

Effect of foreign currency	9,400	(62,048)	(16,783)	(136,603)	163,699
translation on cash and cash equivalents

Change in cash and cash equivalents	14,121,612	(1,182,520)	12,520,187	(1,765,069)	18,580,558
during the period

Cash and cash equivalents, beginning of period	4,458,946	4,872,946	6,060,371	5,455,495	--

Cash and cash equivalents, end of period	$ 18,580,558	$ 3,690,426	$ 18,580,558	$ 3,690,426	$ 18,580,558

Cash paid for interest during the period	$ --	$ --	$ --	$ --

Cash paid for income taxes during the period	$ --	$ --	$ --	$ --

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the audited financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.	NATURE OF OPERATIONS

The Company was incorporated under the laws of the Province of British Columbia and continued under the laws of the Yukon Territory. The Company’s principal business activity is the exploration of mineral property interests. Effective October 10, 2002, pursuant to a special resolution passed by the shareholders of the Company, the Company changed its name from Entrée Resources Inc. to Entrée Gold Inc. and consolidated its share capital on a 2:1 basis (Note 6). In December 2003, the Company changed its fiscal year end from April 30 to December 31. To date, the Company has not generated significant revenues from its operations and is considered to be in the exploration stage.

All amounts are expressed in United States dollars, except for certain per share amounts denoted in Canadian dollars (“C$”).

3.	SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and include the accounts of the Company and its wholly-owned Mongolian subsidiary, Entrée LLC. All inter-company transactions and balances have been eliminated upon consolidation. These consolidated financial statements conform in all material respects with Canadian generally accepted accounting principles (“Canadian GAAP”) except as described in Note 12.

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

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

As described in Note 6, certain of the Company’s escrow shares were transferred to a Trustee for the benefit of future employees, officers and directors of the Company. As these performance escrow shares are considered compensatory in nature, the Company records a compensation benefit at fair value, being the trading price of the Company’s publicly traded common shares, when a portion or all of these performance escrow shares are allocated to specific individuals and adjusts this compensation benefit to fair value at the end of each respective reporting period until the performance escrow shares are released from escrow.

Stock-based compensation

Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to May 1, 2003, the Company chose to account for stock-based compensation, excluding escrow shares, using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock. Effective for the eight month period ended December 31, 2003, the Company adopted Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” whereby the Company voluntary changed to the fair value based method of accounting for stock-based employee compensation on a prospective basis.

The Company accounts are stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

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

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Foreign currency translation (cont’d)

The Company follows the current rate method of translation with respect to its presentation of these consolidated financial statements in the reporting currency, being the United States dollar. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholder’s equity as accumulated other comprehensive income.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At June 30, 2005, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 20,014,200 (June 30, 2004 – 15,697,673).

Shares that remain in escrow are excluded from the weighted average number of shares of common stock. The number of shares held in escrow excluded from the weighted average number of shares of common stock was Nil (June 30, 2004 – 5,401,350).

Recent accounting pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”(“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123 as follows:

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

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d)

ii. Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

iii. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

4.	EQUIPMENT

	June 30, 2005			December 31, 2004

	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Office equipment	$ 38,730	$ 5,618	$ 33,112	$ 17,803	$ 3,964	$ 13,839
Computer equipment	99,421	50,016	49,405	38,422	20,215	18,207
Field equipment	229,555	8,992	220,563	117,431	10,357	107,074
Buildings	284,287	11,356	272,931	--	--	--

	$651,993	$ 75,982	$576,011	$173,656	$ 34,536	$139,120

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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

Under the terms of an option agreement completed in July, 2002, the Company had the right to acquire up to a 60% interest in three mineral concessions (collectively, the “Lookout Hill Property”), located in southern Mongolia, from Mongol Gazar Co., Ltd. (“Mongol Gazar”), the Mongolian owner. In November 2003, pursuant to an amended purchase agreement which replaced the previous option agreement and all obligations thereunder, the Company acquired from Mongol Gazar a 100% interest in the Lookout Hill Property, free of all royalties. As consideration, the Company paid $5,500,000, issued 5,000,000 common shares at a value of $3,806,000 and agreed to pay Mongol Gazar the amount, if any, by which the net proceeds from the sale of the 5,000,000 shares issued to Mongol Gazar in this transaction is less than $5,000,000 (the “Minimum Price Guarantee”).

For the above purchase price, the Company also acquired a 100% interest in a fourth mineral concession (the “Ulziit Uul Property”) located in southern Mongolia.

On April 20, 2004, subject to TSX Venture Exchange (“TSX-V”) regulatory approval which was received on June 14, 2004, the Company agreed to issue non-transferable warrants to purchase up to 250,000 shares of the Company (issued) at a price of C$1.05 per share for two years to Mongol Gazar, in satisfaction of the Minimum Price Guarantee previously provided to Mongol Gazar. The fair value of the warrants was estimated to be $129,266. In addition, Mongol Gazar has agreed to transfer to the Company’s subsidiary, Entrée LLC, its 100% interest in an exploration licence located in Khanbogd, Omnogovi, Mongolia (the “Khatsavch Property”).

In October, 2004, the Company granted to Ivanhoe Mines Ltd. (“Ivanhoe”) the right to earn, over an eight year period, a participating interest in a certain portion of its Lookout Hill Property (the “Project Property”). Under the agreement, Ivanhoe must spend a minimum of $3 million in order to earn surface rights in the Project Property and a minimum of $20 million in order to earn any mineral rights interest in the Project Property and may acquire up to an 80% interest in mineralization below a depth of 560 metres and a 70% interest in mineralization above a depth of 560 metres by spending $35 million. Thereafter, the Company has the right to require Ivanhoe to fund its share of subsequent project costs through to production, to be recovered from production cash flow. The agreement with Ivanhoe also provided for Ivanhoe to subscribe for 4,600,000 units of the Company at a price of C$1.00 per unit (completed in November 2004).

The Company’s exploration licenses begin to expire in March 2008 through to October 2010. The total estimated annual fees in order to maintain these licenses in good standing is approximately $280,000 payable in March 2006 for the ensuing 12 month period.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

5.	MINERAL PROPERTY INTERESTS (cont’d…)

	Three Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2004	Six Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2004

Lookout Hill:
Acquisition	$ 43,382	$ 180,277	$ 92,592	$ 183,964
Assaying, testing and analysis	61,277	81,487	70,354	88,144
Camp and field supplies	347,341	481,343	579,745	486,943
Drilling	314,616	248,068	314,616	303,993
Geological and geophysical	647,563	152,253	1,488,921	218,080
Travel and accommodation	77,658	26,248	113,399	45,240

	1,491,837	1,169,676	2,659,627	1,326,364

Ulziit Uul:
Acquisition	1,630	--	3,476	--
Assaying, testing and analysis	13,341	--	13,341	--
Camp and field supplies	182,003	--	182,190	--
Drilling	--	--	1,174	--
Geological and geophysical	251,403	--	251,403	--
Travel and accommodation	--	--	--

	448,377	--	451,584	--

Khatsavch:
Acquisition	--	--	17	--

	--	--	17	--

Other
Geological and geophysical	--	20,031	--	20,031

	--	20,031	--	20,031

	$1,940,214	$1,189,707	$3,111,228	$1,346,395

6.	COMMON STOCK

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
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

6.	COMMON STOCK (cont’d…)

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

In September 2002, the Company completed a brokered private placement consisting of 4,000,000 units issued at a price of C$0.20 per unit for gross proceeds of $505,520. Each unit consisted of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitled the holder to acquire one additional common share at a price of C$0.40 per share for a period of one year. As part of this private placement, the Company issued 310,000 units as a finder’s fee to the agent. Each agent’s unit consisted of one common share and one-half non-transferable share purchase warrant whereby each whole share purchase warrant entitled the agent to acquire one additional common share at a price of C$0.40 per share for a period of one year. Related share issue costs of $112,338 were comprised of cash costs totaling $72,556 and the fair value of 310,000 units estimated at $39,782, of which $39,178 was assigned to the common shares and $604 was assigned to the warrants.

In January 2003, the Company completed a combination brokered and non-brokered private placement consisting of 2,500,000 units issued at a price of C$0.35 per unit for gross proceeds of $569,975. Each unit consisted of one common share and one-half non-transferable share purchase warrant. Each whole share purchase warrant entitled the holder to acquire one additional common share at a price of C$0.40 per share for a period of one year. As part of this private placement, the Company issued 329,723 agent’s warrants whereby each warrant entitled the agent to acquire one additional common share at a price of C$0.40 per share for a period of one year. Related share issue costs of $94,461 were comprised of cash costs totaling $78,188 and the fair value of the agents warrants estimated at $16,273.

In January 2003, the Company issued 100,000 common shares at a value of $35,827 as a finder’s fee towards the acquisition of mineral property interests (Note 5).

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

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

6.	COMMON STOCK (cont’d…)

Share issuances (cont’d…)

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

In October 2003, the Company completed a short-form offering and issued 2,352,942 units at a price of C$0.85 per unit for gross proceeds of $1,510,400. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant. Each whole share purchase warrant allows the holder to purchase one additional common share at an exercise price of C$1.06 on or before October 22, 2005. The agent for the offering was paid a cash commission of 8.5% of the gross proceeds received, or $128,384, in respect of units sold and received agent’s warrants to acquire common shares equal to 10% of the number of units sold, or 235,294 warrants. The agent’s warrants allow the agent to purchase one additional common share at an exercise price of C$0.95 per share on or before October 22, 2004. The agent was also issued 100,000 units as a corporate finance fee. Each agent’s unit consists of one common share and one-half of one non-transferable share purchase warrant. Each whole share purchase warrant allows the agent to purchase one additional common share at an exercise price of C$0.95 on or before October 22, 2004. Related share issue costs of $296,296 were comprised of cash costs totaling $164,004 and the fair value of 100,000 agents units estimated at $72,576 and the fair value of 235,294 agent’s warrants estimated at $59,716. The fair value of the agent’s units of $72,576 consisted of $64,192 assigned to the common shares and $8,384 assigned to the warrants.

In October 2003, the Company completed a brokered private placement consisting of 12,000,000 units at a price of C$1.00 per unit for gross proceeds of $9,092,400. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant. Each whole share purchase warrant allows the holder to purchase one additional common share at an exercise price of C$1.35 on or before October 31, 2005. The agent for the offering was paid a cash commission of 6.5% of the gross proceeds received in respect of units sold by the agent up to 11,500,000 units, or $566,381, and received 920,000 agent’s warrants. The agent’s warrants allow the agent to purchase one additional common share at an exercise price of C$1.35 per share on or before April 30, 2005. Related share issue costs of $991,149 were comprised of cash costs totaling $680,124 and the fair value of the agents warrants estimated at $311,025.

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

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

6.	COMMON STOCK (cont’d…)

Share issuances (cont’d…)

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

In June 2005, the Company completed a non-brokered private placement consisting of 5,665,730 units at a price of C$2.20 per unit for gross proceeds of $10,170,207. Each unit consisted of one common share and one non-transferable share purchase A warrant and one non-transferable share purchase B warrant. Two A warrants entitle the holder to purchase one common share of the Company at a price of C$2.75 for a period of two years. Two B warrants entitle the holder to purchase one common share of the Company at a price of C$3.00 for a period of two years. Pursuant to an agreement with the Company, the placee, Kennecott Canada Exploration Inc. (an indirect wholly-owned subsidiary of Rio Tinto plc) has the right to acquire additional securities and participate in future financings by the Company so as to maintain its proportional equity in the Company. Related share issue costs were comprised of cash costs totalling $521,798.

During the three month period ended June 30, 2005, the Company issued 6,245,800 common shares for aggregate cash proceeds of $5,827,614 on the exercise of warrants.

During the three month period ended June 30, 2005, the Company issued 245,000 common shares for aggregate cash proceeds of $151,590 on the exercise of stock options.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

6.	COMMON STOCK (cont’d…)

Escrow shares

Included in issued capital stock at December 31, 2004 were 3,510,900 common shares which were subject to escrow agreements and may not be released, transferred or assigned without the consent of the regulatory authorities at the TSX-V. On March 3, 2005, the Company became a Tier 1 Issuer on the TSX-V and as a result 2,280,900 shares were released from escrow.

The remaining 1,230,000 common shares that were subject to escrow agreement were released in April, 2005 upon meeting additional performance requirements relating to exploration expenditures on the Company’s mineral property interests.

Performance escrow shares

During the year ended April 30, 2000, 270,000 performance escrow shares of 3,000,000 shares originally placed in escrow in connection with an initial public offering with a value of $41,593 were released from escrow.

During the year ended April 30, 2003, the Company, a Trustee and the owner of the remaining 2,730,000 performance escrow shares entered into a Share Purchase Agreement and Trust Deed whereby these performance escrow shares were transferred to the Trustee, on behalf of the Company, for the purpose of making the performance escrow shares available to present and future principals of the Company. In November 2003, the Company, Trustee and owner entered into a Restated Share Purchase Agreement and Trust Deed that clarified and corrected the terms and intent of the original agreement. Pursuant to these agreements, the Company acquired and immediately transferred these performance escrow shares to the Trustee for the benefit of current and future employees, officers and directors of the Company (the “2,730,000 Trustee Shares”).

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

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

6.	COMMON STOCK (cont’d …)

Escrow shares (cont’d…)

In April 2005, the remaining 1,230,000 performance escrow shares allocated to the president of the Company and to the directors and employees were released from escrow and marked-to-market at the date of release at a final total value of $1,028,001.

At June 30, 2005, all performance escrow shares had been released from escrow. At December 31, 2004 there were 1,230,000 performance escrow shares that, although allocated, had not been released from escrow of which 4,122 performance escrow shares allocated to the president under employment agreement had a value of $4,902 and 1,225,878 performance escrow shares allocated to directors and employees had a value of $1,458,682.

The total escrow compensation expense (recovery) has been recorded in the consolidated financial statements as follows with corresponding additional paid-in capital recorded in stockholders’ equity:

	Three Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2004	Six Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2004

Escrow shares allocated to president pursuant
to employment agreement:
Mineral property interests expense (recovery	$ --	$(29,750)	$ --	$(101,701)
Escrow shares compensation expense (recovery)	136	(124,566)	(1,453)	(268,867)

	136	(154,316)	(1,453)	(370,568)
Escrow shares allocated to directors, officers and
employees:
Escrow shares compensation expense (recovery)	39,337	(225,030)	(434,130)	(538,652)

	$ 39,473	$(379,346)	$(435,583)	$(909,220)

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price (C$)

Balance as at December 31, 2004	12,914,270	$1.22
Issued	5,665,730	2.88
Expired	(1,170,000)	1.19
Exercised	(6,260,800)	1.16

Balance as at June 30, 2005	11,149,200	$2.10

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

6.	COMMON STOCK (cont’d …)

Share purchase warrants (cont’d…)

As at June 30, 2005, the following share purchase warrants were outstanding and exercisable.

Number of Shares	Exercise Price (C$)	Expiry Date

742,970	$1.06	October 22, 2005
4,490,500	1.35	October 31, 2005
250,000	1.05	April 20, 2006
2,832,865	2.75	June 29, 2007
2,832,865	3.00	June 29, 2007

11,149,200

Stock options

During the year ended April 30, 2003, the Company adopted a stock option plan (the “Plan”) to grant options to directors, officers, employees and consultants. Under the Plan, as amended in May 2005, the Company may grant options to acquire up to 9,251,613 common shares of the Company. Options granted can have a term up to five years and an exercise price typically not less than the Company’s closing stock price at the date of grant. The options shall vest as to 25% at issuance and 1/8 every three months thereafter for a total of 18 months.

	Number of Shares	Weighted Average Exercise Price (C$)

Balance as at December 31, 2004	5,915,000	$1.03
Granted	3,195,000	1.65
Exercised	(245,000)	0.77

Balance as at June 30, 2005	8,865,000	$1.26

The weighted average fair value of stock options granted during the six months ended June 30, 2005 was C$0.94 (June 30, 2004 — C$1.09). The number of stock options exercisable at June 30, 2005 was 8,758,750 (December 31, 2004 – 3,708,750).

On March 3, 2005, the Company became a Tier 1 Issuer on the TSX-V and, as a result, all stock options became fully vested except those issued to investor relations consultants.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

6.	COMMON STOCK (cont’d …)

Stock options (cont’d…)

At June 30, 2005, the following stock options were outstanding:

Number of Shares	Exercise Price (C$)	Expiry Date

210,000	$1.15	November 1, 2006
715,000	0.46	August 26, 2007
50,000	0.34	December 3, 2007
510,000	0.60	January 30, 2008
900,000	1.00	September 18, 2008
175,000	2.32	November 13, 2008
715,000	1.24	February 11, 2009
1,595,000	1.15	November 12, 2009
200,000	1.20	November 24, 2009
600,000	1.25	December 17, 2009
400,000	1.28	January 7, 2010
175,000	1.19	March 3, 2010
75,000	1.48	May 24, 2010
2,545,000	1.75	June 9, 2010

8,865,000

Stock-based compensation

The fair value of stock options granted during the six months ended June 30, 2005 was $2,380,679 (June 30, 2004 — $590,448). Total stock-based compensation recognized in the consolidated statements of operations is summarized as follows with corresponding additional paid-in capital recorded in stockholders’ equity:

	Three Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2004	Six Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2004

Consulting fees	$ 195,847	$ 37,515	$1,017,923	$ 80,535
Legal	75,325	10,471	137,277	21,329
Management fees	847,417	66,987	1,664,804	176,598
Mineral property interest	470,787	21,670	825,484	59,582
Office and administration	327,667	37,841	668,333	102,817
Stockholder communications and investor relations	43,440	40,782	164,716	88,218

	$1,960,483	$ 215,266	$4,478,537	$529,079

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

6.	COMMON STOCK (cont’d …)

Stock-based compensation (cont’d…)

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

	Six Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2004

Risk-free interest rate	2.84%	3.48%
Expected life of options	5	5
Annualized volatility	81%	134%
Dividend rate	0.00%	0.00%

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties during the six months ended June 30, 2005:

a) Paid or accrued management fees of $25,821 (June 30, 2004 — $20,856) to two directors and officers of the Company.

b) Recognized an expense (recovery) of ($1,453) (June 30, 2004 – ($370,658)) from certain performance escrow shares allocated to the president and CEO of the Company (Note 6) which have been recorded as escrow shares compensation (recovery) of ($1,453) (June 30, 2004 – ($268,867)) and mineral property interests cost (recovery) of $Nil (June 30, 2004 – ($101,701)). In addition, compensation expense (recovery) of ($434,130) (June 30, 2004 – ($538,652)) was recognized from certain performance escrow shares transferred to directors of the Company (Note 6) which has been recorded as escrow shares compensation (recovery) of ($434,130) (June 30, 2004 – ($538,652)).

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

8.	SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is as follows:

	June 30, 2005	December 31, 2004

Identifiable assets
Canada	$18,997,755	$6,233,005
Mongolia	582,496	129,410

	$19,580,251	$6,362,415

	Three Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2004	Six Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2004

Loss for the period
Canada	$(2,157,097)	$ (47,977)	$(3,906,920)	$ (92,449)
Mongolia	(1,754,228)	(1,208,378)	(3,201,428)	(1,381,834)

	$(3,911,325)	$(1,256,355)	$(7,108,348)	$(1,474,283)

9.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, receivables and accounts payable and accrued liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

The Company is exposed to currency risk by incurring certain expenditures in currencies other than the Canadian dollar. The Company does not use derivative instruments to reduce this currency risk.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Significant non-cash transactions for the six month period ended June 30, 2005 consisted of:

a) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to the president of the Company which has been recorded as escrow shares compensation (recovery) of ($1,453).

b) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to directors of the Company which has been recorded as escrow shares compensation (recovery) of ($434,130).

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

Significant non-cash transactions for the three month period ended June 30, 2004 consisted of:

a) The issuance of non-transferable warrants to purchase up to 250, 000 shares of the company at a price of C$1.05 per share on or before April 20, 2006 in return for the cancellation of a price guarantee in connection with shares previously issued for mineral property interests (Note 5). The fair value of the warrants was estimated to be $129,266.

b) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to the president and CEO of the Company which has been recorded as escrow shares compensation (recovery) of ($268,867) and mineral property interest costs (recovery) of ($101,701) (Note 6).

c) The recognition of compensation expense (recovery) from the allocation of certain performance escrow shares to directors of the Company which has been recorded as escrow shares compensation (recovery) of ($538,652).

11.	SUBSEQUENT EVENTS

Subsequent to June 30, 2005:

a)	The Company completed a non-brokered private placement consisting of 1,876,680 units at a price of C$2.20 per unit for gross proceeds of $3,412,145. Each unit consisted of one common share and one non-transferable share purchase A warrant and one non-transferable share purchase B warrant. Two A warrants entitle the holder to purchase one common share of the Company at a price of C$2.75 for a period of two years. Two B warrants entitle the holder to purchase one common share of the Company at a price of C$3.00 for a period of two years.

b)	The Company issued 619,750 common shares upon the exercise of warrants for aggregate proceeds of $669,647.

c)	The Company’s common shares were listed for trading on the American Stock Exchange.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

12.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“United States GAAP”). These consolidated financial statements also comply, in all material respects, with Canadian generally accepted accounting principles (“Canadian GAAP”) with respect to recognition, measurement and presentation as described and quantified below.

Consolidated balance sheets

The impact of the differences between United States GAAP and Canadian GAAP on the consolidated balance sheets would be as follows:

	June 30, 2005			December 31, 2004

	Balance, United States GAAP	Adjustments	Balance, Canadian GAAP	Balance, United States GAAP	Adjustments	Balance, Canadian GAAP

Current assets	$19,004,240	$ --	$19,004,240	$ 6,223,295	$ --	$ 6,223,295
Mineral property interests	--	16,417,038	16,417,038	--	13,305,810	13,305,810
Equipment	576,011	--	576,011	139,120	--	139,120

	$19,580,251	$16,417,038	$35,997,289	$ 6,362,415	$13,305,810	$19,668,225

Current liabilities	$ 857,953	$ --	$ 857,953	$ 198,763	$ --	$ 198,763
Stockholders' equity	18,722,298	16,417,038	35,139,336	6,163,652	13,305,810	19,469,462

	$19,580,251	$16,417,038	$35,997,289	$ 6,362,415	$13,305,810	$19,668,225

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

12.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont’d)

Consolidated statements of operations

The impact of the differences between United States GAAP and Canadian GAAP on the consolidated statements of operations would be as follows:

	Three Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2004	Six Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2004	Cumulative Period from Inception (July 19, 1995) to June 30, 2005

Net loss for the period, United States GAAP	$(3,911,325)	$(1,256,355)	$(7,108,348)	$(1,474,283)	$(26,716,334)
Adjustments:
Mineral property interests	1,940,214	1,189,707	3,111,228	1,346,395	16,531,593
Escrow shares compensation	39,473	(350,364)	(435,583)	(808,287)	(52,322)

Net loss for the period, Canadian GAAP	$(1,931,638)	$ (417,012)	$(4,432,703)	$ (936,175)	$(10,237,063)

Basic and diluted net loss per common share, Canadian GAAP	$ (0.04)	$ (0.01)	$ (0.09)	$ (0.02)

Weighted average number of common shares outstanding, Canadian GAAP	51,833,126	46,258,066	51,356,970	46,224,271

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

12.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont’d)

Consolidated statements of cash flows

The impact of the differences between United States GAAP and Canadian GAAP on the consolidated statements of cash flows would be as follows:

	Three Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2004	Six Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2004	Cumulative Period from Inception (July 19, 1995) to June 30, 2005

Net cash used in operating activities,
United States GAAP	$(1,300,835)	$(1,100,295)	$(2,625,516)	$(1,712,828)	$(13,741,310)
Mineral property interests	2,294,911	1,189,707	3,111,228	1,346,395	16,531,893
Stock-based compensation	(825,484)	(59,582)	(825,484)	(21,620)	(1,085,403)
Escrow shares compensation	--	101,701	--	29,500	(169,280)
Warrants issued for cancellation of price guarantee	--	--	--	--	(129,266)
Finders fee	--	(129,266)	--	(129,266)	(35,827)
Mineral property interests paid in stock	--	--	--	--	(3,806,000)

Net cash provided by (used in) operating activities, Canadian GAAP	168,592	2,265	(339,772)	(487,819)	(2,435,193)

Net cash provided by financing activities, United States and Canadian GAAP	15,627,613	--	15,640,823	182,332	32,810,161

Net cash used in investing activities, United States GAAP	(214,566)	(20,177)	(478,337)	(97,970)	(651,992)
Mineral property interests	(1,469,427)	(1,102,560)	(2,285,744)	(1,225,009)	(11,306,117)

Net cash used in investing activities, Canadian GAAP	(1,683,993)	(1,122,737)	(2,764,081)	(1,322,979)	(11,958,109)

Effect of foreign currency translation on cash and cash equivalents	9,400	(62,048)	(16,783)	(136,603)	163,699

Change in cash and cash equivalents during the period	14,121,612	(1,182,520)	12,520,187	(1,765,069)	18,580,558
Cash and cash equivalents, beginning of period	4,458,946	4,872,946	6,060,371	5,455,495	--

Cash and cash equivalents, end of period	$ 18,580,558	$ 3,690,426	$ 18,580,558	$ 3,690,426	$ 18,580,558

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

12.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont’d)

Mineral property interests

Under United States GAAP, costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Under Canadian GAAP, mineral property interests, which consist of the right to explore for mineral deposits, are recorded at cost. Deferred exploration costs, which consist of costs attributable to the exploration of mineral property interests, are recorded at cost. All direct and indirect costs relating to the acquisition and exploration of mineral property interests are capitalized on the basis of specific claim blocks until the mineral property interests to which they relate are placed into production, the mineral property interests are disposed of through sale or where management has determined there to be an impairment. If a mineral property interest is abandoned, the mineral property interest and deferred exploration costs are written off to operations in the period of abandonment. On an ongoing basis, the capitalized costs are reviewed on a property-by-property basis to consider if there is any impairment on the subject mineral property interest. Management’s determination of impairment is based on: i) whether the Company’s exploration programs on the mineral property interests have significantly changed, such that previously identified resource targets are no longer being pursued; ii) whether exploration results to date are promising and whether additional exploration work is being planned in the foreseeable future or iii) whether remaining lease terms are insufficient to conduct necessary studies or exploration work. Based on the foregoing criteria, management determined that no impairment to the Company’s current mineral property interests had taken place at June 30, 2005.

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

As of June 30, 2005, the Company has not incurred any asset retirement obligations under United States GAAP that would generate a difference.

Escrow shares

Under United States GAAP, the Company accounts for escrow shares as described in Note 3.

Under Canadian GAAP, shares placed in escrow in connection with an initial public offering which are to be released upon achievement of certain performance criteria are not considered to be contingently issueable and are not compensatory in nature. Accordingly, the difference between the fair value of these shares, being the trading price of the Company’s publicly traded common shares, at the time they are released from escrow and their original issue price is not recorded. Further, as described in Note 6, certain of the Company’s escrow shares were transferred to a Trustee for the benefit of future employees, officers and directors of the Company. Under Canadian GAAP, as these performance escrow shares were transferred from a principal stockholder to a Trustee, these performance escrow shares are considered compensatory in nature. Accordingly, the Company records a compensation benefit at fair value, being the

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

12.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont’d)

Escrow shares (cont’d…)

trading price of the Company’s publicly traded common shares, when a portion or all of the these performance escrow shares are allocated to specific individuals.

Thus, there is a difference between United States GAAP and Canadian GAAP on the accounting for escrow shares for the six month periods ended June 30, 2005 and 2004 in the amount of $(39,473) and $(350,364) respectively. There is difference between United States GAAP and Canadian GAAP for escrow shares for the year six months periods ended June 30, 2005 and 2004 in the amount of $(435,583) and $(808,287).

Stock-based compensation

Under United States GAAP, the Company accounts for stock-based compensation as described in Note 3.

Under Canadian GAAP, effective May 1, 2002, the Company adopted CICA Handbook Section 3870 “Stock-Based Compensation and Other Stock-Based Payments” (“HB 3870”), which recommends the fair value-based methodology for measuring compensation costs, excluding escrow shares. HB 3870 also permits, and the Company adopted, the use of the intrinsic value-based method, which recognizes compensation cost for awards to employees and directors when the market price exceeds the exercise price at date of grant, but requires pro-forma disclosure of loss and loss per share as if the fair value method had been adopted. The granting of stock options to non-employees and direct awards of stock to employees and non-employees is accounted for using the fair value method of accounting. Effective May 1, 2003, the Company adopted prospectively the fair value-based methodology for measuring compensation costs under HB 3870 which requires the Company to recognize fair value compensation costs for the granting of all stock options and direct awards of stock.

Accordingly, there is no difference between United States GAAP and Canadian GAAP on the accounting for stock-based compensation for the six month periods ended June 30, 2005 and 2004.

Net loss per share

Under both United States GAAP and Canadian GAAP, basic net loss per share is calculated using the weighted average number of common shares outstanding during the year.

Under Canadian GAAP, the weighted average number of common shares outstanding includes any shares that remain in escrow. The weighted average number of shares outstanding under Canadian GAAP for the three month periods ended June 30, 2005 and 2004 were 51,833,126 and 46,258,066 respectively. The weighted average number of shares outstanding under Canadian GAAP for the six month periods ended June 30, 2005 and 2004 were 51,356,970 and 46,224,271 respectively.

ENTRÉE GOLD INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)
(Expressed in United States dollars)

12.	DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont’d)

New accounting pronouncements

In June 2003, the CICA issued Accounting Guideline 15, “Consolidation of Variable Interest Entities”, which will be effective for annual and interim periods beginning on or after November 1, 2004. This guideline addresses the application of consolidation principles to entities that are subject to control on a basis other than ownership of voting interests. Management is assessing the impact, if any, of the adoption of this guideline on the Company’s consolidated financial statements. The adoption of this new pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

The adoption of this new pronouncement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Item 2.    Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

EXPLANATORY NOTE

Unless otherwise specified, all monetary amounts in this Form 10-QSB are expressed in the United States dollars (“US$” or “$”). Amounts in Canadian dollars are specifically expressed with “Cdn $” or “C$". All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Entrée” mean Entree Gold Inc. and our wholly-owned Mongolian subsidiary Entrée LLC, unless otherwise indicated.

General

We are an exploration stage company engaged in the exploration of natural resource properties located in Mongolia. Our principal executive office is located at Suite 1201, 1166 Alberni Street, Vancouver, British Columbia, Canada V6E 3Z3. The telephone number for our principal executive office is (604) 687-4777 and our web site is located at www.entreegold.com. Information contained on our website does not form part of this quarterly report. Our registered and records office is at Suite 950 — 1055 West Georgia Street, Vancouver, British Columbia, V6E 3P3 and our agent for service of process in the United States of America is National Registered Agents, Inc., 1090 Vermont Avenue NW, Suite 910, Washington, DC 20005.

We also maintain an administrative office in Ulaan Bataar, the capital of Mongolia, from which we support our Mongolian operations. The address of our Mongolian office is Jamyan Gun Street-5, Ar Mongol Travel Building, Suite #201, #202, Sukhbaatar district, 1st county, Ulaanbaatar, Mongolia. The telephone number for our Mongolian office is 976.11.318562.

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

There is no assurance that a commercially viable mineral deposit exists on any of our properties, and further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit will constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section of this quarterly report entitled ‘Risk Factors’, beginning at page 43, for additional information about the risks of mineral exploration.

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

Purchase of Lookout Hill Property

Pursuant to an ‘arms length’ option agreement dated July 25, 2002, we purchased from Mongol Gazar Co., Ltd., an unrelated privately held Mongolian company, an option to acquire up to a 60% interest in three mineral licenses granted by the Mineral Resources Authority of Mongolia granting exploration rights, respectively, over three contiguous parcels of land known as Togoot (License No. 3136X), comprised of 104,484 hectares, Shivee Tolgoi (License No. 3148X), comprised of 54,760 hectares and Javhlant (License No. 3150X), comprised of 20,346 hectares. “Shivee Tolgoi” translates into English as “Lookout Hill” and we refer to all three of these parcels, collectively, as Lookout Hill.

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

In return, Mongol Gazar agreed to transfer to us a 15% interest in the Lookout Hill property after the second anniversary of the date of the option agreement, and an additional 15% interest after each of the third, fourth and fifth anniversaries for an aggregate total of a 60% interest. Thereafter, we intended to form a joint venture with Mongol Gazar for further development of the Lookout Hill property, if warranted by the results of our exploration. We agreed to pay a net smelter return royalty to Mongol Gazar and Mongol Gazar agreed that we could purchase half of this net smelter return royalty for $10,000,000. We paid a finder’s fee for this transaction to Canaccord Capital Corporation, consisting of 200,000 of our common shares. By an assignment effective July 25, 2002, we assigned our interest in the option agreement to our wholly-owned subsidiary Entrée LLC, which we formed specifically for the purpose of holding and operating our mining properties in Mongolia.

Pursuant to a purchase agreement dated September 13, 2003 between our company and our subsidiary Entrée LLC on the one hand, and Mongol Gazar and its Mongolian affiliate MGP LLC, on the other hand, we agreed to purchase a 100% interest in the Lookout Hill property, free of any net smelter return royalty, together with an additional mineral license (License No. 3045X) pertaining to a parcel of property known as the Ikh Ulziit Uul property, located in the Kharmagtai area of Mongolia in the Manlai and Tsogt-tsetsii Soums, Omnogovi (also spelled Umnogobi) Aimag (an ‘Aimag’ is the local equivalent of a state or province; a ‘Soum’ is the local Mongolian term for a township or district), approximately 120 kilometers north of the Lookout Hill property. In consideration for these properties we agreed to pay $5,500,000 in cash and to issue 5,000,000 common shares of our company to Mongol Gazar. We also agreed that if Mongol Gazar sold these 5,000,000 shares at any time prior to November 30, 2004 for net proceeds of less than $5,000,000, we would pay them an amount equal to the difference between $5,000,000 and the net proceeds they actually received. Although this purchase agreement superseded the option agreement dated July 25, 2002, we agreed that we would reinstate the option agreement if the transactions described in the purchase agreement did not close.

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

Equity Participation and Earn-In Agreement With Ivanhoe Mines, Ltd.

We entered into an ‘arms length’ Equity Participation and Earn-In Agreement dated as of October 15, 2004, with Ivanhoe Mines Ltd., an unrelated Yukon corporation which owns a mineral exploration property known as Oyu Tolgoi, or ‘Turquoise Hill’, which is located adjacent to our Lookout Hill property. This agreement provided that, upon satisfaction of certain conditions, Ivanhoe Mines Ltd. would:

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

conducted by Ivanhoe Mines Ltd. on a portion of our company’s Lookout Hill property consisting of approximately 40,000 hectares, or approximately 22% of the land area of our Lookout Hill property shown on the map below. The amount of the participating interest in the project will vary depending on the amount of money that Ivanhoe Mines Ltd. expends on the project during the earn-in period, but the agreement provides that Ivanhoe Mines Ltd. can earn a 51% interest by expending an aggregate of at least $20,000,000 during the earn-in period, a 60% interest by expending an aggregate of at least $27,500,000 during the earn-in period, or a sliding percentage interest, depending on the depth from which minerals are extracted from the project, of between 70% and 80% by expending an aggregate of at least $35,000,000 during the earn-in period.

•	have the right to nominate one member of our Board of Directors until the earlier to occur of (a) the expiration of the earn-in period, or (b) the date upon which Ivanhoe ceases to own at least ten percent (10%) of our issued and outstanding common shares (assuming the exercise by Ivanhoe of all securities convertible into our common shares).

In addition, the Equity Participation and Earn-In Agreement gives to Ivanhoe Mines Ltd. a pre-emptive right to such percentage of any offering of securities of our company as will enable them to preserve their ownership percentage in our company which, after the acquisition of the 4,600,000 units, would be approximately 9% prior to exercise of any of their share purchase warrants and could, upon the exercise of the latter, go as high as 17% of our issued and outstanding common shares. During any period of time that Ivanhoe Mines Ltd. owns more than 10% of our issued and outstanding common shares (assuming the exercise by Ivanhoe of all securities convertible into our common shares), Ivanhoe Mines Ltd. is required to vote these shares as our board of directors direct on all matters pertaining to the appointment of directors, the appointment and remuneration of our auditors and all other matters to be submitted to our shareholders except for “extraordinary” matters. “Extraordinary” matters are defined in the Equity Participation and Earn-In Agreement to mean matters requiring a special majority (66.33%), the vote of a majority of disinterested shareholders and matters where Ivanhoe Mines Ltd. is precluded from voting.

The portion of our property subject to the Equity Participation and Earn-In Agreement, which is referred to in the agreement as the “Project Property”, is shown below:

We closed the private placement described in the Equity Participation and Earn-In Agreement on November 9, 2004, at which time Ivanhoe Mines Ltd. purchased the 4,600,000 units described above. Ivanhoe Mines now owns approximately 16% of Entrée’s issued and outstanding shares, with the potential to hold up to a total of 17% upon exercise of the warrants.

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

Listing of Common Stock on the American Stock Exchange

On July 7, 2005 the American Stock Exchange has approved the listing of 86,807,154 shares of our common stock. The trading of our shares of common stock commenced on the American Stock Exchange effective July 18, 2005, under the trading symbol “EGI’.

Other Developments

On May 12, 2005 we entered into a Lease Agreement dated May 12, 2005 with Alberni Investments (1988) Inc. whereby we will lease approximately 2,250 square feet of office space in Vancouver, British Columbia for a 5 year term. We have agreed to pay base rent of C$2,625 per month in years one to three and C$2,812.50 per month in years four and five. We intend to use these leased premises for our day-to-day operations.

For certain other important developments, see Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.” below.

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

Over the next 12 months we propose to continue our exploration activities at the Lookout Hill property. As is discussed in greater detail in the Section of this quarterly report entitled “Our Current Business”, beginning at page 32 of this quarterly report, in November 2004, we entered into an Equity Participation and Earn-In Agreement with Ivanhoe Mines Ltd. pursuant to which we anticipate that Ivanhoe Mines Ltd. is required to pursue, at its expense, exploration for minerals on the portion of our Lookout Hill property that is identified as the “Project Property” on the map at page 36 of this quarterly report. Ivanhoe has been operating up to seven drills on that portion of the Lookout Hill property that is subject to the Equity Participation and Earn-In Agreement.

Drill results from hole EGD006, collared on Entrée’s property, 5 meters from the Entrée-Ivanhoe boundary, intersected the interpreted northwards extension of the Ivanhoe’s Hugo North deposit and returned 258m of 2.56% copper and 1.17 g/t gold or a copper equivalent grade of 3.31% copper (Copper equivalent grades have been calculated using assumed metal prices of US$0.80/lb. for copper and US$350/oz .for gold; %Cu equivalent = %Cu+ [Au g/t x (11.25/17.64)]. Subsequently, hole EGD006A intersected 608m of high grade copper mineralization that averaged 3.24% copper and 0.82 g/t gold or a copper equivalent grade of 3.77% copper. This intersection in hole EGD006A extended the mineralization 200-300m vertically below the intercept in hole EGD006. Hole EGD008 intercepted the same mineralized horizon approximately 450m along strike to the north-northeast of the intercepts in holes EGD006/6A and averaged 324m of 2.45% copper and 1.23 g/t gold or a copper equivalent grade of 3.25%

copper. Ivanhoe is continuing its drill testing of the Hugo North extension. Hole EGD016, collared midway between EGD006/6A, and EGD008, confirmed the continuity of the Hugo North extension by intersecting a 193.1-metre downhole interval, with average grades of 3.06 % copper and 1.08 g/t gold or a copper equivalent grade of 3.75 % copper. Hole EGD020, collared approximately 450m north of EGD008 or approximately 900m north of EGD006/6A was lost due to drilling difficulties within the “hangingwall rock units”, estimated to be up to 200m above the targeted depth to the mineralized horizon. The mineralized system remains open to the north of EGD008 and to depth and continues to be aggressively evaluated by Ivanhoe.

In July 2005, Rio Tinto plc (one of the world’s largest mining and exploration companies), through its wholly owned subsidiary, Kennecott Canada Exploration Inc. (collectively, “Rio Tinto”) completed a private placement into Entrée, whereby they purchased 5,665,730, units at a price of C$2.20 per unit, which consisted of one Entrée common share and two warrants (one “A” warrant and one “B” warrant). Two “A” warrants entitle Rio Tinto to purchase one Entrée common share for C$2.75 within two years; two “B” warrants entitle Rio Tinto to purchase one Entrée common share for C$3.00 within two years. Proceeds from Rio Tinto’s investment were $10,170,207. Ivanhoe exercised its pre-emptive right to maintain proportional ownership of Entrée’s shares and thereby exercised its warrant for 4.6 million shares at C$1.10, resulting in proceeds of $4,069,214. In July 2005 Ivanhoe took part in the private placement, purchasing 1,235,489 units, resulting in further proceeds to Entrée of $2,246,343. Rio Tinto purchased an additional 641,191 units of the private placement to maintain its proportional ownership, resulting in further proceeds of $1,165,802. Total gross proceeds to Entrée for these transactions were $17,651,368. See Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.” below.

At the same time, we intend to continue our exploration activities on the balance of our Lookout Hill property, in addition to exploration activities on our other mineral properties in Mongolia.

Cost Estimate, Lookout Hill

In July 2002, Dr. Andrejs Panteleyev (an independent consulting geologist), recommended a two phase exploration program consisting of a mix of trenching, geophysical surveying, diamond drilling and geochemical analysis and assays. The components of Phase I of Dr. Panteleyev’s program are discussed in detail in our Annual Report on Form 10-KSB filed with the SEC on April 6, 2005, and we refer you to that document. We completed Phase 1 of Dr. Panteleyev’s program on July 31, 2003.

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

Due to severe weather conditions during the winter months, all field exploration activities at Lookout Hill were suspended until mid-February 2005, when the 2005 exploration season began. We expect that the 2005 exploration program will include deep probing geophysical surveys over Zone I/III and Bayan Ovoo, follow-up drilling in previously drilled areas, drilling in new areas identified by previous ongoing surveys and continued reconnaissance mapping of the entire property as outlined in Dr. Panteleyev’s latest report. Geophysical surveys for Zone I/III began in February 2005. As of July 2005, most of the deep probing IP geophysical investigations were completed. However, extensions to these surveys south of Zones I and III are being contemplated, along with the evaluation of additional targets. Drilling on Zones I and III commenced in May 2005. Drilling has been slow due to technical difficulties, but continues with numerous targets remaining to be tested. The following table sets out our projected budget for the 12 month period ending June 30, 2006:

June 30, 2006
Exploration, Lookout Hill
Drilling	$2,350,000
Gradient IP (induced polarization)	675,000
Capital expenditures	108,900
Camp operating expenses	341,460
Communication	91,250
Assays	288,944
Transport	71,150
Travel	186,065
Salaries	515,961
Ulaan Baatar office	46,250
Contingency (10%)	467,498

5,142,479

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the 12 month period ending June 30, 2006, we will be required to pay an aggregate of $269,250 for the Lookout Hill property.

Cost Estimate — Ikh Ulziit Uul

Although most of our exploration efforts have been focused on our Lookout Hill Property because it is the most advanced of our properties to date and it shows promising results, exploration on the Ikh Ulziit Uul property has increased. Programs including geological mapping and sampling, deep-probing geophysical (induced polarization and magnetometer) and geochemical surveys are nearing completion. Selected anomalies will be diamond drilled. The following table shows our projected budget for the 12 month period ending June 30, 2006 for the Ikh Ulziit Uul property:

June 30, 2006
Exploration, Ikh Ulziit Uul
Drilling	$ 830,000
Gradient IP	390,000
Capital expenditures	54,300
Camp operating expenses	93,820
Communication	24,750
Assays	82,315
Transport	19,550
Travel	57,335
Salaries	161,654
Ulaan Baatar office	14,750
Contingency - 10%	172,849

$1,901,343

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the next 12 months ending June 30, 2006, we will be required to pay $10,500 for the Ikh Ulziit Uul property.

Cost Estimate — Khatsavch

We also intend to do some preliminary exploration work consisting mainly of reconnaissance mapping and sampling on the Khatsavch property during this period, which we estimate will cost approximately $10,000.

We are required to pay annual fees to the Mineral Resources Authority of Mongolia in order to maintain our five mineral exploration licenses. Over the next 12 months ending June 30, 2006, we will be required to pay $63 for the Khatsavch property.

Cost Estimate -Overview

The following table sets out our combined operating budget for the 12 month period ending June 30, 2006:

June 30, 2006
Exploration, combined
Lookout Hill	$ 5,142,479
Ikh Ulziit Uul	1,901,343
Khatsavch	10,000

7,053,821
Other expenditures
Annual license fees	281,000
New project evaluation	250,000
Vancouver office	1,126,143
Investor relations	282,435

Total expenditures	8,993,399

Working Capital, June 30, 2005	18,146,287
Private placement, July 6, 2005	3,412,145
Exercise of warrants, July 2005	669,647

22,228,080

Working capital, June 30, 2006, as adjusted	$13,234,681

Our average monthly corporate expenditures, which we have determined based on our experience over the previous 12 months, is estimated to be approximately $94,000 per month or $1,126,000 over the 12 month period ending June 30, 2006, including estimated legal fees of $198,000.

Over the next 12 months, we anticipate that we will incur promotional and investor relations costs of approximately $282,000 consisting of ongoing investor relations fees, investment conferences and advertising.

A provision for ongoing new project evaluations and acquisitions during the fall of 2005 has been made. Mongolia will remain our primary area of interest. A budget of $250,000 has been allocated for this purpose.

As at June 30, 2005, we had working capital of approximately $18,146,000. We estimate that our expenditures for the 12 month period ending June 30, 2006 will be approximately $8,993,400. Based on the above assumptions we expect our working capital at June 30, 2006 to be approximately $13,234,600. In July 2005, the Company issued 1,876,680 common shares for gross proceeds of $3,412,145 in a private placement and 619,750 common shares for an aggregate of $669,647 upon the exercise of warrants.

Product Research and Development

Our business plan is focused on the exploration and development of our mineral resource properties.

We do not anticipate that we will expend any significant funds on research and development, apart from the evaluation of potential acquisitions, over the next twelve months ending June 30, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2006.

Employees

As at June 30, 2005, we had twelve full time employees (four in our Vancouver administrative office, five at the Lookout Hill project and three in our Ulaan Baatar administrative office). We currently employ 100 part time employees at our Lookout Hill and Ikh Ulziit Uul properties for the 2005 field exploration season. We do not anticipate making any significant changes to our full-time staff over the next 12 months.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in conformity with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders’ equity, and the cash flows statements included elsewhere in this filing.

Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and include the accounts of the Company and its wholly-owned Mongolian subsidiary, Entrée LLC. All inter-company transactions and balances have been eliminated upon consolidation. The consolidated financial statements conform in all material respects with Canadian generally accepted accounting principles (“Canadian GAAP”) except as described in Note 12 of the consolidated financial statements.

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

As described in Note 6 of the consolidated financial statements, certain of the Company’s escrow shares were transferred to a Trustee for the benefit of future employees, officers and directors of the Company. As these performance escrow shares are considered compensatory in nature, the Company records a compensation benefit at fair value, being the trading price of the Company’s publicly traded common shares, when a portion or all of these performance escrow shares are allocated to specific individuals and adjusts this compensation benefit to fair value at the end of each respective reporting period until the performance escrow shares are released from escrow.

Stock-Based Compensation

Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Prior to May 1, 2003, the Company chose to account for stock-based compensation, excluding escrow shares, using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock. Effective for the eight month period ended December 31, 2003, the Company adopted Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” whereby the Company voluntary changed to the fair value based method of accounting for stock-based employee compensation on a prospective basis.

The Company accounts are stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Foreign Currency Translation

The functional currency of the Company and its wholly-owned subsidiary is the Canadian dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations. The Company follows the current rate method of translation with respect to its presentation of these consolidated financial statements in the reporting currency, being the United States dollar. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholder’s equity as accumulated other comprehensive income.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At June 30, 2005, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 20,014,200 (June 30, 2004 – 15,697,673).

Shares that remain in escrow are excluded from the weighted average number of shares of common stock. The number of shares held in escrow excluded from the weighted average number of shares of common stock was Nil (June 30, 2004, – 5,401,350).

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) as follows:

i. Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii. Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

iii. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

Although we have been in the business of exploring mineral resource properties since 1995, we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending June 30, 2006, we expect to spend approximately $8,993,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $18,580,558 as of June 30, 2005. In July 2005, the Company completed a series of transactions with Rio Tinto plc and Ivanhoe, raising $3,412,145. In July 2005, the Company also raised $669,647 upon the exercise of warrants. See Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.” below.

As at June 30, 2005, we had working capital of $18,146,287. We estimate our average monthly operating expenses to be approximately $750,000 each month, including exploration, general and administrative expense and investor relations expenses. As a result, we believe that we will not have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing in the future. We have traditionally raised our operating capital from sales of equity, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties in the future, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these actions were to occur, there is a substantial risk that our business would fail.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue employee/director/consultant options or if we issue additional shares to finance our operations.

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

If we issue additional shares or decide to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As at June 30, 2005, we also had outstanding common share purchase warrants and options exercisable into 20,014,200 common shares which, if exercised, would represent approximately 24% of our issued and outstanding shares. If all of these warrants and options are exercised and the underlying shares are issued, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders. The dilution may result in a decline in the market price of our shares.

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

Climatic Conditions.

Mongolia’s weather normally varies to the extremes, from temperature highs in the summer of 40° Celsius to lows of minus 40° Celsius in the winter. Such adverse conditions often preclude normal work patterns and can severely limit mining operations, usually making work impossible from November through to March. Although good project planning can ameliorate these factors, unseasonable weather can upset programs with resultant additional costs and delays.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

We currently do not have an operating business and therefore, the market price for our common shares may be volatile.

The market price for our common shares may be significantly affected by our current lack of an operating business and, if and after we commence operations, our financial and operations results from time-to-time. Further, equity markets in general can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

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

Item 3.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President along with our company’s Chief Financial Officer. Based upon that evaluation, our company’s President along with our company’s Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II — OTHER INFORMATION

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

On May 24, 2005, we entered into an Investor Relations Agreement dated May 24, 2005 with Martin Robert Griesdorf whereby Mr. Griesdorf agreed to perform investor relations support for us on an as-needed basis in the United States. The agreement is effective for a period of 12 months from May 24, 2005. Either party may terminate the agreement at any time. Pursuant to the investor relations agreement, we granted to Mr. Griesdorf options to purchase an aggregate of 75,000 shares of our common stock at an exercise price of C$1.48 per share, exercisable until May 24, 2010. These share purchase options will vest, in accordance with the terms of our Stock Option Plan and the policies of the TSX Venture Exchange, in twelve equal monthly instalments of 6,250 shares on the 24th day of each month during the 12 month period beginning on June 24, 2005 and ending on May 24, 2006. Mr. Griesdorf is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. He is not a member of the general public, the agreement to issue these share purchase options did not involve any advertisement or public offering and we issued these securities to him relying on the exemption from registration provided in section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

On June 9, 2005, we granted stock options to 24 of our directors, officers, employees and consultants to purchase an aggregate of 2,545,000 shares of our common stock at an exercise price of C$1.75 per share, exercisable until June 9, 2010. These share purchase options will vest in accordance with the terms of our Stock Option Plan and the policies of the TSX Venture Exchange 22 of the 24 people to whom we granted options are not U.S. persons, nor were the options granted to them granted in the United States, and in granting these options we relied on the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. The remaining two of the 24 option grantees were U.S. persons. One of these people is a member of our Board of Directors and the other is a geologist serving as an exploration manager on our Shivee Tolgoi property in Mongolia, and in granting these options we relied on the exemptions from registration provided by section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

In June 2005, the Company completed a non-brokered private placement, consisting of 5,665,730 units at a price of C$2.20 per unit for gross proceeds of $10,170,207. Each unit consisted of one common share and one non-transferable share purchase A warrant and one non-transferable share purchase B warrant. Two A warrants entitle the holder to purchase one common share of the Company at a price of C$2.75 for a period of two years. Two B warrants entitle the holder to purchase one common share of the Company at a price of C$3.00 for a period of two years. Pursuant to an agreement with the Company, the placee, Kennecott Canada Exploration Inc., an indirect wholly-owned subsidiary of Rio Tinto plc has the right to acquire additional securities and participate in future financings by the Company so as to maintain its proportional equity in the Company. Related share issue costs were comprised of cash costs totalling $521,798. We intend to use the proceeds of the private placement to fund drilling and other exploration work on our Mongolian projects and to provide working capital. All of these securities were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions and we relied on the exemption from registration provided for in Regulation S, promulgated under the Securities Act of 1933, as amended.

On June 27, 2005, Ivanhoe Mines Ltd. exercised 4.6 million share purchase warrants originally acquired by it from our company in November, 2004, and received 4.6 million of our common shares at an exercise price of C$1.10 per share, resulting in proceeds of $4,069,214 to the Company. There were no underwriting discounts or commissions. These common shares of our company were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction and we relied on the exemption from registration provided for in Regulation S, promulgated under the Securities Act of 1933, as amended.

On July 7, 2005 the Company completed an additional non-brokered private placement to Kennecott Canada Exploration Inc. consisting of 641,191 units at a price of C$2.20 per unit for gross proceeds of $1,165,802. Ivanhoe Mines Ltd. also took part in the private placement, purchasing 1,235,489 units, resulting in proceeds of $2,246,344 to the Company. Each unit consisted of one common share and one non-transferable share purchase A warrant and one non-transferable share purchase B warrant. Two A warrants entitle the holder to purchase one common share of the Company at a price of C$2.75 for a period of two years. Two B warrants entitle the holder to purchase one common share of the Company at a price of C$3.00 for a period of two years. All of these securities were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions and we relied on the exemption from registration provided for in Regulation S, promulgated under the Securities Act of 1933, as amended.

During the six month period ended June 30, 2005, the Company issued 1,660,800 common shares for aggregate cash proceeds of $1,771,610 on the exercise of warrants by multiple investors. During the three month period ended June 30, 2005, the Company issued 245,000 common shares for aggregate cash proceeds of $151,590 on the exercise of stock options by directors, employees and consultants. In July, 2005 the Company issued 619,750 common shares upon the exercise of warrants by multiple investors for aggregate proceeds of $669,647. All of these securities were issued to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions and we relied on the exemption from registration provided for in Regulation S, promulgated under the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3)     Articles of Incorporation and Bylaws

3.1     Certificate of Incorporation July 19, 1995 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.2     Memorandum of Incorporation dated July 13, 1995 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.3     Articles of Incorporation dated July 13, 1995 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.4     Form 19 — Special Resolution filed November 5, 1997 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.5     Form 19 — Special Resolution filed February 5, 2001 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.6     Certificate of Name Change dated February 5, 2001 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.7     Form 19 — Special Resolution filed October 9, 2002 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.8     Certificate of Name Change dated October 9, 2002 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.9     Letter regarding continuation to Yukon Territory (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.10     Certificate of Continuance (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.11     Articles of Continuance (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.12     Bylaw No. 1 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.13     Certificate of Amendment dated June 16, 2004 (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

3.14     Articles dated May 23, 2005 (incorporated by reference from our current report on Form 8-K filed with the SEC on June 8, 2005)

3.15     Certificate of Continuance dated May 27, 2005 (incorporated by reference from our current report on Form 8-K filed with the SEC on June 8, 2005)

(10)    Material Contracts

10.1     Restated Share Transfer Agreement and Trust Deed dated May 31, 2002 between Campney & Murphy, 430692 BC Ltd. and Entrée Gold Inc. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.2     Consulting Agreement dated July 1, 2002 between Entrée Resources Inc. and Greg Crowe. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.3     Employment Agreement dated July 15, 2002 between Entrée Resources Inc. and Robert Cann. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.4     Investor Relations Agreement dated December 20, 2002 between Entree Gold Inc. and Tim Mikula. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.5     Investor Relations Agreement dated February 19, 2003 between Entrée Gold Inc. and Tony R. Collins. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.6     Consulting Services Agreement dated February 20, 2003 between Entree Gold Inc. and Buckingham Securities Limited (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

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

10.12    Purchase Agreement dated November 6, 2003 between Mongol Gazar LLC and Entrée LLC (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

10.13    Drilling Contract dated March 4, 2004 between Can-Asia Drilling Services Ltd. and Entree Gold Inc. (incorporated by reference from our Registration Statement on Form 10-SB filed with the SEC on October 12, 2004)

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

10.16    Lease between Entrée Gold Inc. and Alberni Investments (1988) Inc. dated May 12, 2005 (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K filed with the SEC on May 25, 2005)

10.17    Investor Relations Agreement between Entrée Gold Inc. and Martin Robert Griesdorf dated May 24, 2005 (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K filed with the SEC on May 31, 2005)

10.18    Stock Option Plan dated August 16, 2002, as amended May 17, 2005. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K filed with the SEC on June 15, 2005)

10.19    Equity Participation Agreement dated as of June 17, 2005 between the Company and Kennecott Canada Exploration Inc. (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K filed with the SEC on June 22, 2005)

(14)    Code of Ethics

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

ENTREE GOLD INC.

By:   /s/ Greg Crowe
Greg Crowe, President, CEO and Director
(Principal Executive Officer)

Date:   August 11, 2005

By:   /s/ Hamish Malkin
Hamish Malkin, CFO and Secretary
(Principal Financial Officer)

Date:  August 11, 2005