Form 10-Q
period 2008-06-30
ENTREE GOLD INC
filed 2008-08-13
CIK 1271554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 6-K

REPORT OF FOREIGN ISSUER PURSUANT TO RULES 13a-16 OR 15d-16

UNDER THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

Commission File Number: 001-32570

ENTRÉE GOLD INC.

1201-1166 Alberni Street Vancouver, British Columbia V6E 3X3

Tel: (604) 687-4777   Fax: (604) 687-4770

(Address of principal executive office)

Indicate by check mark whether the registrant files or will file annual reports under cover Form 20-F or Form 40-F.

Form 20-F [    ] Form 40-F [ X ]

Indicate by check mark whether the registrant by furnishing the information in this Form is also thereby furnishing the information to the Commission pursuant to Rule 12g3-2(b) under the Securities Exchange Act of 1934.

Yes [    ] No [ X ]

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

1.         INTRODUCTION

This discussion and analysis of financial position, results of operations (“MD&A”) and cash flows of Entrée Gold Inc. (the Company) should be read in conjunction with the unaudited consolidated financial statements of the Company for the six months ended June 30, 2008.  Additional information relating to the Company, including the Company’s Annual Information Form is available on SEDAR at www.sedar.com. The effective date of this MD&A is August 12, 2008.

These quarterly financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

In this MD&A, all dollar amounts are expressed in United States dollars, unless otherwise specified such as “Cdn $” or “C$” for Canadian dollars.  All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", the “Company” and "Entrée" mean Entree Gold Inc. and our wholly-owned subsidiaries, unless otherwise indicated. We have five wholly-owned subsidiary companies:

Entrée LLC, a Mongolian limited liability company,

Entrée U.S Holdings Inc., a British Columbia corporation,

Entrée Resources International Inc., a British Columbia corporation,

Entrée Gold (US) Inc., an Arizona corporation, and,

Beijing Entrée Minerals Technology Company Limited, a wholly owned foreign enterprise (WFOE) in China.

This MD&A contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Robert Cann, P.Geo., Entrée’s Vice-President, Exploration and a Qualified Person as defined by National Instrument 43-101, is responsible for the preparation of technical information in this MD&A.

2.         OVERVIEW

We are an exploration stage resource company engaged in exploring mineral resource properties.  We have exploration properties in Mongolia, China, and the USA.  In Mongolia, we hold four mineral exploration licenses granted by the Mineral Resources and Petroleum Authority of Mongolia.  All of these mineral exploration licenses have been registered in the name of our Mongolian subsidiary Entrée LLC. Three of these exploration licenses cover contiguous parcels of land which comprise the Company’s “Lookout Hill” property.

In July 2007, the Company entered into an agreement with Empirical Discovery LLC (“Empirical”) to explore for and develop porphyry copper targets in southeastern Arizona and adjoining southwestern New Mexico.

In November 2007, we entered into an earn-in agreement with the Zhejiang No. 11 Geological Brigade to acquire 78% interest in the Huaixi property in Zhejiang Province in Southeast China.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

2.         OVERVIEW (cont’d…)

In January 2008, the Company entered into an additional agreement with Empirical to explore for and develop porphyry copper targets within a specified area around Bisbee, Arizona.  This agreement is separate from the August 2007 agreement with Empirical.

The Company trades on three stock exchanges:  the Toronto Stock Exchange (TSX:ETG), the American Stock Exchange (AMEX:EGI) and the Frankfurt Stock Exchange (FWB:EKA, WKN 121411).

Treasury Offering

On November 26, 2007, Entrée closed a short form prospectus offering of 10 million common shares at a price of C$3.00 per share on a bought deal basis for gross proceeds of C$30 million (the ”Treasury Offering”) pursuant to an underwriting agreement between the Company and BMO Nesbitt Burns (the “Underwriter”). The Underwriter received a fee of C$1.8 million, being 6% of the gross proceeds of the Treasury Offering.

In order to maintain their ownership of Entrée’s issued and outstanding shares, approximately 14.7% and 15.9% respectively, Ivanhoe Mines and Rio Tinto, through its wholly owned subsidiary Kennecott Canada Exploration Inc. (collectively, “Rio Tinto”), exercised their pre-emptive rights and acquired, concurrently with the closing of the Treasury Offering, an aggregate of 4,428,640 shares of the Company at a price of C$3.00 per share for additional gross proceeds of C$13,285,920.

Equity Participation and Earn-In Agreement and Joint Venture with Ivanhoe Mines

Entree entered into an arm’s-length Equity Participation and Earn-In Agreement (the “Earn-In Agreement”) in October 2004 with Ivanhoe Mines Ltd., title holder of the Oyu Tolgoi copper-gold deposit, which is located adjacent to and is surrounded by Entrée’s Lookout Hill property (see map on page 3).  This agreement was subsequently assigned to a subsidiary of Ivanhoe Mines Ltd., Ivanhoe Mines Mongolia Inc. XXK, (collectively, “Ivanhoe Mines”).

The Earn-in Agreement provided that Ivanhoe Mines would have the right, subject to certain conditions outlined in the Earn-in Agreement, to earn a participating interest in a mineral exploration and, if warranted, development and mining project on a portion of the Lookout Hill property (the “Project Property”).  Under the Earn-in Agreement, Ivanhoe Mines would conduct exploration activities in an effort to determine if the Oyu Tolgoi mineralized system extended onto the Project Property.  Following execution of the Earn-in Agreement Ivanhoe Mines undertook an aggressive exploration program, which eventually confirmed the presence of two resources on Lookout Hill within the Project Property: the Hugo North Extension indicated and inferred resource to the north of Oyu Tolgoi and the inferred resource of the Heruga Deposit to the south of Oyu Tolgoi.

As of June 30, 2008, Ivanhoe Mines had expended a total of $35 million on exploration on the Project Property and in accordance with the Earn-In Agreement, Entrée and Ivanhoe Mines formed a joint venture on terms annexed to the Earn-In Agreement.

Certain of Ivanhoe Mines' rights and obligations under the Earn-In Agreement, including a right to nominate one member of our Board of Directors, a pre-emptive right to enable them to preserve their ownership percentage in our company, and an obligation to vote their shares as our Board of Directors directs on certain matters, expired with the formation of the joint venture.  Ivanhoe’s right of first refusal to the remainder of Lookout Hill is revived with the formation of the joint venture.

We believe that both the initial Earn-in Agreement and the joint venture are of significant benefit to our company.  The Earn-in Agreement enabled us to raise money that we used to pursue our exploration activities on the balance of our Lookout Hill property and elsewhere.  It also enabled the exploration of the Project Property at little or no cost to our company, leading to the delineation of indicated and inferred mineral resource estimates for the Hugo North Extension and the discovery of the Heruga deposit, which also contains an inferred resource.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

The Project Property subject to the joint venture is shown below:

Entree Gold Inc./Ivanhoe Mines Ltd.
Project Property Boundaries

Ring Dyke
Bayan Ovoo
Zone I / II
Zone III
Ulaan Khud
Copper Flats
Hugo Dummett
West Grid
Ivanhoe Mines
Oyu Tolgoi
Heruga
Legend
Gold Prospects
Copper Prospects
0
10
kilometres
N
100% Entree Gold Inc.
(139,500 hectares)
Oyu Tolgoi Property
Entree/Ivanhoe Project Property
(~40,000 hectares)

Investment by Rio Tinto in Entrée Gold Inc.

In June 2005, Rio Tinto completed a private placement into Entrée, whereby it purchased 5,665,730 units at a price of C$2.20 per unit, which consisted of one Entrée common share and two warrants (one “A” warrant and one “B” warrant). Two “A” warrants entitled Rio Tinto to purchase one Entrée common share for C$2.75 within two years; two “B” warrants entitled Rio Tinto to purchase one Entrée common share for C$3.00 within two years. Proceeds from Rio Tinto’s investment were $10,170,207. Ivanhoe Mines exercised its pre-emptive right and participated in the private placement to maintain proportional ownership of Entrée’s shares. After exercising its warrant for 4,600,000 shares at C$1.10, resulting in proceeds to Entrée of $4,069,214, Ivanhoe Mines purchased 1,235,489 units, resulting in further proceeds to Entrée of $2,217,209. Rio Tinto purchased an additional 641,191 units of the private placement to maintain proportional ownership, resulting in further proceeds of $1,150,681.

Rio Tinto is required to vote its shares as our board of directors directs on matters pertaining to fixing the number of directors to be elected, the election of directors, the appointment and remuneration of auditors and the approval of any corporate incentive compensation plan or any amendment thereof, provided the compensation plan could not result in any time in the number of common shares reserved for issuance under the plan exceeding 20% of the issued and outstanding common shares.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

On June 27, 2007, Rio Tinto exercised it’s “A” and “B” warrants and the Company issued 6,306,920 common shares for cash proceeds of $17,051,716.

On November 26, 2007, in order to maintain its percentage ownership of Entrée’s issued and outstanding shares, approximately 15.9%, Rio Tinto exercised its pre-emptive rights and acquired, concurrently with the closing of the Treasury Offering, an aggregate of 2,300,284 shares of the Company at a price of C$3.00 per share for additional gross proceeds of C$6,900,852.

At June 30, 2008, Ivanhoe Mines owned approximately 14.7% of Entrée’s issued and outstanding shares.

At June 30, 2008, Rio Tinto owned approximately 15.9% of Entrée’s issued and outstanding shares.

Investment by Rio Tinto in Ivanhoe Mines Ltd.

In October 2006, Rio Tinto announced that it had agreed to invest up to $1.5 billion to acquire up to a 33.35% interest in Ivanhoe Mines.  The proceeds from this investment were targeted to fund the joint development of the Oyu Tolgoi copper-gold project.  An initial tranche of $303 million was granted to acquire 9.95% of Ivanhoe Mines’ shares.  It was further announced on September 12, 2007 that Rio Tinto will provide Ivanhoe Mines with a convertible credit facility of $350 million for interim financing for the Oyu Tolgoi copper-gold project in Mongolia. The credit facility is directed at maintaining the momentum of mine development activities at Oyu Tolgoi while Ivanhoe Mines and Rio Tinto continue to engage in finalising an Investment Agreement between Ivanhoe Mines and the government of Mongolia. If converted, this investment could result in Rio Tinto’s owning 46.65% of Ivanhoe Mines.” Entree believes these investments represent, together with the investments in Entrée made by both companies, a major vote of confidence by one of the world’s pre-eminent mining companies in both the Oyu Tolgoi project and in the country of Mongolia.

Mongolian Government

A general election was held in Mongolia on June 29, 2008.  The results of this election are not yet finalized but it appears that the Mongolian People’s Revolutionary Party (“MPRP”) has been returned with a majority government.  International observers have publicly stated they felt the election was conducted in a free and fair manner.  The MPRP held the majority of seats in Parliament between 2000 and 2004, the period which witnessed the largest foreign investment into the country and the country’s mining sector.

Entrée continues to monitor developments in Mongolia, and maintains regular contact with Rio Tinto and Ivanhoe Mines regarding this matter.

Corporate Information

Our corporate headquarters are located in Vancouver, British Columbia, but we conduct all of our operations in Mongolia through our wholly-owned subsidiary, Entrée LLC.  We maintain an office for this purpose in Ulaanbaatar, the capital of Mongolia.  Our Mongolian office is staffed by our Vice-President, Exploration, an operations manager, a business manager, two office assistants, and a full-time accountant.  Operations in the U.S. are conducted through field offices set-up for specific projects.  Entree leased an office in Beijing in December 2007 for the purposes of managing operations in China.  Our China office is staffed by an office manager and an administrator/cashier. The Company has received a license for its Chinese business entity and is in the process of finalizing business registrations.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

We believe that Entrée is in sound financial condition and well positioned to build upon the value of our company, both in terms of our arrangement with Ivanhoe Mines and Rio Tinto and our promising prospects elsewhere. As part of our ongoing strategy, we are also actively seeking quality acquisitions to complement our existing portfolio.

Mineral Resource Estimate

Hugo North Extension

In February 2006, Entrée announced that a mineral resource estimate prepared by Ivanhoe Mines under the supervision of AMEC Americas Limited (“AMEC”) had delineated an initial Inferred Resource for the northern extension of the Hugo North deposit (the “Hugo North Extension”) on the Copper Flats area of Entrée’s Shivee Tolgoi license.  The drilling and exploration work that resulted in the preparation of this Inferred Resource estimate was conducted in order for Ivanhoe Mines to earn an interest in Lookout Hill.

In March 2007, the Company announced that an updated mineral resource estimate had been calculated, based on in-fill drilling conducted by Ivanhoe Mines up to November 1, 2006.  The updated mineral resource estimate was prepared by AMEC and the corresponding technical report was filed on SEDAR (www.sedar.com).  At a 0.6% copper equivalent cut-off, the Hugo North Extension is now estimated to contain an Indicated Resource of 117 million tonnes grading 1.80% copper and 0.61 grams per tonne (“g/t”) gold (a copper equivalent grade of 2.19%).  This Indicated Resource is estimated to contain 4.6 billion pounds of copper and 2.3 million ounces of gold.  In addition, the Hugo North Extension is estimated to contain an Inferred Resource of 95.5 million tonnes grading 1.15% copper and 0.31 g/t gold (a copper equivalent grade of 1.35%).  The contained metal estimated within the Inferred Resource portion of the Hugo North Extension is 2.4 billion pounds of copper and 950,000 ounces of gold (see Table 1 on Page 8).  For further information, see the Company’s news release dated March 29, 2007 available on SEDAR.

Heruga

On March 12, 2008, Entrée announced an initial mineral resource estimate prepared for the Heruga copper, gold, and molybdenum deposit, under the supervision of Quantitative Group, Perth Australia (QG).  Heruga is estimated to contain an Inferred Resource of 760 million tonnes grading 0.48% copper, 0.55 g/t gold and 142 parts per million (“ppm”) molybdenum for a copper equivalent grade of 0.91%, using a 0.60% copper equivalent cut-off grade(see Table 2 on page 9).  Based on these figures, the Heruga deposit is estimated to contain at least eight billion pounds of copper and 13.4 million ounces of gold.  Drilling is being conducted by joint venture partner, Ivanhoe Mines.

Listing of Common Stock on Other Stock Exchanges

Trading of our shares of common stock commenced on the AMEX effective July 18, 2005, under the trading symbol “EGI’. On April 24, 2006, Entrée began trading on the Toronto Stock Exchange and discontinued trading on the TSX Venture Exchange.  The trading symbol remained “ETG”. The Company is also traded on the Frankfurt Stock Exchange, under the trading symbol “EKA”, and “WKN 121411”.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

3.         REVIEW OF OPERATIONS

Results of operations are summarized as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Depreciation	$ 50,028	$ 46,311	$ 103,375	$ 102,692

General and administrative	610,681	675,846	1,518,199	1,201,618
Interest income	(537,010)	(138,175)	(1,213,192)	(277,857)
Stockholder communications and investor relations	189,026	154,111	341,168	378,360
Mineral interests	1,660,545	2,661,150	2,662,875	3,118,067
Fair value adjustment to asset backed
commercial paper	-	-	489,623	-
Stock-based compensation	2,116,821	1,858,926	2,166,689	1,911,924
Net loss	$ 4,090,091	$ 5,258,168	$ 6,068,737	$ 6,434,804

Mineral properties expenditures are summarized as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Lookout Hill	$ 1,099,352	$ 1,539,721	$ 1,420,064	$ 1,853,762
Manlai	4,834	486,071	9,692	564,572
Sol Dos	843	702,713	843	782,106
Empirical	698,835	-	1,170,727	-
Bisbee	99,413	-	168,373	-
Huaixi	103,391	-	189,727	-
Other	106,180	55,324	155,752	93,305
Total costs	2,112,848	2,783,829	3,115,178	3,293,745
Less stock-based compensation	(452,303)	(122,679)	(452,303)	(175,678)
Total expenditures, cash	$ 1,660,545	$ 2,661,150	$ 2,662,875	$ 3,118,067

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

A)  EXPLORATION

i. Ivanhoe Mines Joint Venture

As discussed earlier, Ivanhoe Mines commenced an aggressive exploration program on the Project Property in 2004 under the terms of the Earn-In Agreement.  This program was designed to determine if the Oyu Tolgoi mineralized system continued onto Entrée’s Lookout Hill ground, within the Project Property area.  Ivanhoe Mines has spent over $35 million thus far and outlined two separate zones containing inferred mineral resources on the Project Property:  the Hugo North Extension and the Heruga Deposit.

Hugo North Extension

On February 1, 2006, Entrée announced that an initial mineral resource estimate prepared by Ivanhoe Mines under the supervision of AMEC had delineated an initial Inferred Resource for the Hugo North Extension on the Copper Flats area of the Project Property. The resource estimate was the result of a work program that defined a 625 metre extension to the Hugo North Deposit onto Entrée’s property and outlined some extremely rich copper-gold mineralization.

This initial Hugo North Extension Inferred Resource was estimated to be 190 million tonnes at an average grade of 1.57% copper and 0.53 g/t gold for a copper equivalent grade of 1.91%, at a 0.6% copper equivalent cut-off.  At the 0.6% copper equivalent cut-off, the Inferred Resource was estimated to contain 6.6 billion pounds of copper and 3.2 million ounces of gold.

In March 2007, the Company announced that an updated mineral resource estimate had been calculated, based on in-fill drilling conducted by Ivanhoe Mines up to November 1, 2006.  The updated mineral resource estimate was prepared by AMEC and the corresponding technical report was filed on SEDAR (www.sedar.com).  At a 0.6% copper equivalent cut-off, the Hugo North Extension is now estimated to contain an Indicated Resource of 117 million tonnes grading 1.80% copper and 0.61 g/t gold (a copper equivalent grade of 2.19%).  This Indicated Resource is estimated to contain 4.6 billion pounds of copper and 2.3 million ounces of gold (Table 1).  In addition the Hugo North Extension is estimated to contain an Inferred Resource of 95.5 million tonnes grading 1.15% copper and 0.31 g/t gold (a copper equivalent grade of 1.35%).  The contained metal estimated within the Inferred Resource portion of the Hugo North Extension is 2.4 billion pounds of copper and 950,000 ounces of gold. See Table 1 below for details.  For further information, see the Company’s news release dated March 29, 2007 available on SEDAR.

Cautionary Note to U.S. Investors concerning estimates of Inferred and Indicated Resources.

This section uses the term “Inferred and Indicated Resources.” We advise U.S investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. “Inferred and Indicated Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of the Inferred and Indicated Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred and Indicated Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. U.S. investors are cautioned not to assume that part or all of an Inferred and Indicated Resource exists, or is economically or legally mineable.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

Table 1: Hugo North Extension Indicated and Inferred Mineral Resource on the Entrée/Ivanhoe Shivee Tolgoi Joint Agreement Property as of February 20, 2007 at various Copper-Equivalent (CuEq) cut-off grades

Class	CuEq Cut-off	Tonnage (tonnes)	Copper (%)	Gold (g/t)	CuEq* (%)	Contained Metal
						Cu (‘000 lb)	Au (oz)	CuEq('000 lb)
Indicated	1.0	84,800,000	2.22	0.80	2.73	4,150,000	2,180,000	5,104,000
	0.6	117,000,000	1.80	0.61	2.19	4,643,000	2,290,000	5,649,000
	0.3	137,900,000	1.59	0.52	1.92	4,834,000	2,310,000	5,837,000

Inferred	1.0	62,200,000	1.39	0.39	1.64	1,906,000	780,000	2,249,000
	0.6	95,500,000	1.15	0.31	1.35	2,421,000	950,000	2,842,000
	0.3	152,400,000	0.85	0.23	1.00	2,856,000	1,130,000	3,360,000

*Copper equivalent (CuEq) grades have been calculated using assumed metal prices (US$1.35/lb. for copper and US$650/oz. for gold); %CuEq = %Cu + [Au(g/t)x(18.98/29.76)]. The equivalence formula was calculated assuming that gold recovery was 91% of copper recovery. The contained gold and copper represent estimated contained metal in the ground and have not been adjusted for the metallurgical recoveries of gold and copper

In 2006, Ivanhoe Mines completed a program of condemnation drilling on the Entrée-Ivanhoe Lookout Hill Agreement Area in preparation for infrastructure construction associated with the development of Oyu Tolgoi.  On October 25, 2006, the Company announced that a body of low-grade shallow copper and gold mineralization (“Ulaan Khud”) was intersected approximately 7 kilometres north of the Hugo North Extension.  The area between Ulaan Khud and the Hugo North Extension has received only limited drill testing and remains a viable exploration target.

Javhlant License (Heruga Deposit)

The southward extension to the Oyu Tolgoi copper-gold mineralized system onto the Entrée-Ivanhoe Project Property has now been documented through drill testing by Ivanhoe Mines (see Entrée news releases of October 3 and 9, 2007 and January 16 and February 26, 2008 and the subsequent Inferred Resource estimate on March 12, 2008.)

Results from drilling at Heruga have identified significant molybdenum-rich copper-gold mineralization.  These results prove that the Heruga discovery extends for a strike length of at least 1,800 metres, and remains open to the north, south and east. The Heruga Deposit was discovered by drill-testing an induced polarization (“IP”) geophysical anomaly that defined a 3 kilometre-long, north-south zone of high chargeability with a width up to 1,000 metres. The anomaly trends north-northeast towards the Southwest Oyu Deposit on Oyu Tolgoi.

On March 12, 2008, Entrée announced an initial mineral resource estimate prepared for the Heruga copper, gold, and molybdenum deposit.  Heruga is estimated to contain an Inferred Resource of 760 million tonnes grading 0.48% copper, 0.55 g/t gold and 142 ppm molybdenum for a copper equivalent grade of 0.91%, using a 0.60% copper equivalent cut-off grade, see Table 2 on page 12.  Based on these figures, the Heruga deposit is estimated to contain at least 8 billion pounds of copper and 13.4 million ounces of gold.  Drilling is being conducted by partner and project operator, Ivanhoe Mines.

Over 54,000 metres have been drilled to date on Heruga, outlining a coherent block of copper-gold-molybdenum mineralization extending for approximately 1,800 metres north-south, with a vertical thickness typically varying between 400 to 800 metres, and a width of 200 to 300 metres. The shallowest portion of this mineralized system starts at a vertical depth of between 500 and 600 metres.  Ivanhoe Mines continues to drill the northern extension of the deposit, with one rig currently drilling on the Javhlant-Oyu Tolgoi license boundary.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

Table 2: Heruga Inferred Resource - March 2008

Cut-off	Tonnage	Cu	Au	Mo	Cu Eq*	Contained Metal
CuEq %	1000's (t)%		g/t	ppm	%	Cu ('000 lb)	Au ('000 oz.)	CuEq ('000 lb)
>1.00	210,000	0.57	0.97	145	1.26	2,570,000	6,400	5,840,000
>0.60	760,000	0.48	0.55	142	0.91	8,030,000	13,400	15,190,000
>0.30	1,420,000	0.37	0.40	111	0.69	11,670,000	18,200	21,530,000

*Copper Equivalent estimated using $1.35/pound (“lb”) copper (“Cu”), $650/ounce (“oz”) gold (“Au”) and $10/lb molybdenum (“Mo”). The equivalence formula was calculated assuming that gold and molybdenum recovery was 91% and 72% of copper recovery respectively. CuEq was calculated using the formula CuEq = %Cu + ((g/t Au*18.98)+(Mo*0.01586))/29.76.  The contained gold, copper and molybdenum in the tables have not been adjusted for recovery.  The 0.6% CuEq cut-off is highlighted as the base case resource for underground bulk mining.

The discovery of the Heruga Deposit marks a new style of molybdenum-rich mineralization not previously encountered on the Oyu Tolgoi trend.

Identified deposits now occur over 20 kilometres along the structural trend hosting Oyu Tolgoi. Entrée management’s long held belief that significant mineralization could extend onto Entrée’s ground beyond the borders of Oyu Tolgoi has now been confirmed both to the north and south.

ii. Lookout Hill

Results obtained during the 2007 exploration season were sufficiently encouraging that the technical team has proposed a phased follow-up program for 2008.  A Phase I program including 2,000 metres of drilling has been designed to further test areas of interest with a second phase with 3,000 metres of drilling proposed if Phase I is successful.

Entrée commenced the 2008 exploration season on its 100% owned Lookout Hill property in May and is currently actively exploring the large western Togoot license.  Efforts to date have been focused on following up targets identified by the 5,900 line-kilometre airborne magnetic survey completed in 2007. Target areas are being surveyed using prospecting, soil geochemistry, geophysics (magnetic and induced polarization) and trenching. Drilling of selected targets is expected to commence in early August.

For the three months ended June 30, 2008, Lookout Hill expenses were $1,099,352 compared to $1,539,721 during the three months ended June 30, 2007 as set out above. For the six months ended June 30, 2008, Lookout Hill expenses were $1,420,064 compared to $1,853,762 during the six months ended June 30, 2007 as set out above. The higher expenses in 2007 were due to an earlier commencement of the field season and the drilling program. We have not yet commenced a drilling program this season.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

iii. Manlai

Entree’s Manlai property is located approximately 125 kilometres to the north of Lookout Hill and adjoins the east end of Ivanhoe Mines’ Kharmagtai porphyry copper-gold project.  At the Manlai Project in 2007, 1,960 metres of diamond drilling was completed in two holes on the East Target area.  This target was centred on coincident magnetometer and induced polarization anomalies, and anomalous copper and molybdenum in soil geochemistry, with surface exposure of stockwork quartz veining containing chalcopyrite and bornite over an area of 500 x 150 metres.

Limited work on the Manlai project is planned for 2008.  The Company has chosen to extend the licence to 2010.

For the three months ended June 30, 2008, Manlai expenses were $4,834 compared to $486,071 during the three months ended June 30, 2007 as set out above. For the six months ended June 30, 2008, Manlai expenses were $9,692 compared to $564,572 during the six months ended June 30, 2007 as set out above. This decrease in expenditures was due to the termination of exploration at this location in August 2007.

iv. Sol Dos Prospect

In February, 2008, the Company chose to discontinue earning-in on the Sol Dos prospect due to the lack of favourable results and has terminated this agreement.

For the three months ended June 30, 2008, Sol Dos expenses were $843 compared to $702,713 during the three months ended June 30, 2007 as set out above. For the six months ended June 30, 2008, Sol Dos expenses were $843 compared to $782,106 during the six months ended June 30, 2007 as set out above. This decrease was due to the termination of exploration in 2007 and subsequent termination of the agreement in 2008.

v. Empirical Discovery Agreement 2007

In July 2007, the Company entered into an agreement with Empirical Discovery LLC to explore for and develop porphyry copper targets in southeastern Arizona and adjoining southwestern New Mexico.  Under the terms of the agreement, Entrée has the option to acquire an 80% interest in any of the properties by incurring exploration expenditures totaling a minimum of $1.9 million and issuing 300,000 shares within 5 years of the anniversary of Toronto Stock Exchange (“TSX”) acceptance of the agreement (August 9, 2007).  If Entrée exercises its option, Empirical may elect within 90 days to retain a 20% participating interest or convert to a 2% Net Smelter Returns (“NSR”) royalty, half of which may be purchased for $2 million.

The principals of Empirical have extensive experience in exploration for copper porphyries in the Americas, as well as access to proprietary geophysical interpretation techniques of particular application to large regional datasets. These techniques have been modeled using a number of known deposits, and the criteria developed will be used to identify buried targets from the regional database.

Entrée has acquired exploration rights to approximately 24,600 acres (9,995 ha) southeast of Safford, Arizona and extending into southwest New Mexico. Geophysical, geochemical and geological surveys have been completed on two of the four targets and are continuing on the other targets. Drill testing is expected to commence in the third quarter 2008.

For the three months ended June 30, 2008, Empirical expenses were $698,835 compared to $Nil during the three months ended June 30, 2007 as set out above. For the six months ended June 30, 2008, Empirical expenses were $1,170,727 compared to $Nil during the six months ended June 30, 2007 as set out above. The Company did not begin active exploration until the end of 2007; therefore there were no exploration costs in the first half of 2007.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

vi. Empirical Discovery Agreement 2008 (Bisbee)

In January 2008, the Company entered into a second agreement with Empirical Discovery LLC to explore for and test porphyry copper targets in a specified area near Bisbee, Arizona.  Bisbee is located within a copper district that produced over 8 billion pounds of copper and 3 million ounces of gold in the last century.  The Company intends to use the proprietary geophysical interpretation techniques developed by the principals of Empirical to locate buried porphyry copper targets.  The recently acquired property covers over 10,800 acres (4,370 ha). Under the terms of the agreement, Entrée has the option to acquire an 80% interest in any of the properties by incurring exploration expenditures totaling a minimum of $1.9 million and issuing 150,000 shares within 5 years of the anniversary of TSX acceptance of the agreement (Feb 13, 2008).  If Entrée exercises its option, Empirical may elect within 90 days to retain a 20% participating interest or convert to a 2% NSR royalty, half of which may be purchased for $2 million.

Land acquisition and reconnaissance exploration were conducted during the first half   2008. Geophysical surveys are expected to commence in the third quarter 2008.

For the three months ended June 30, 2008, Bisbee expenses were $99,413 compared to $Nil during the three months ended June 30, 2008 as set out above. For the six months ended June 30, 2008, Bisbee expenses were $168,373 compared to $Nil during the six months ended June 30, 2008 as set out above. The Company did not enter into an agreement to explore this location until 2008; therefore there were no costs in 2007.

vii. Huaixi

In November, 2007, Entree entered into an agreement with the Zhejiang No. 11 Geological Brigade to explore for copper within three contiguous exploration licenses, totaling approximately 61 square kilometres in Pingyang County, Zhejiang Province, People’s Republic of China.

Entrée has agreed to spend $3 million to fund exploration activities on the licences (collectively known as “Huaixi” - see maps on www.entreegold.com) over a four year period.  After Entrée has expended $3 million, the Company will hold a 78% interest and Zhejiang No. 11 Geological Brigade will hold a 22% interest in the project.

The licenses cover a large area of advanced argillic alteration with peripheral, small scale, past-producing copper and pyrite mines. As the area has not been extensively drill-tested to depth or explored using deep-penetrating geophysical techniques, it is believed to offer excellent potential for buried copper-gold deposits. The geology of the Huaixi area is similar to that of high-level systems associated with a number of porphyry copper deposits elsewhere in the world.

The Company is currently finalizing setup of a Chinese business entity.  Once completed, active exploration is expected to begin directly.

For the three months ended June 30, 2008, Huaixi expenses were $103,391 compared to $Nil during the three months ended June 30, 2007 as set out above. For the six months ended June 30, 2008, Huaixi expenses were $189,727 compared to $Nil during the six months ended June 30, 2007 as set out above. The Company did not enter into an agreement to explore this location until the end of 2007; therefore there were no costs in 2007.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

B)   GENERAL AND ADMINISTRATIVE

For the three months ended June 30, 2008, general and administrative expense before stock-based compensation was $610,681 compared to $675,846 during the three months ended June 30, 2007 as set out above. The decrease was due to the change in classification of the UB Office from General and Administrative to Mineral Properties Interest. For the six months ended June 30, 2008, general and administrative expense before stock-based compensation was $1,518,860 compared to $1,201,618 during the six months ended June 30, 2007 as set out above.  The increase was primarily due to Sarbanes Oxley Act Section 404 Compliance and increased expenses associated with the administration of new projects.

C)   STOCK-BASED COMPENSATION

For the three months ended June 30, 2008, stock-based compensation expense was $2,116,821 compared to $1,858,926 during the three months ended June 30, 2007 as set out above. Stock-based compensation expense for the three months ended June 30, 2008 represents the fair value of vesting stock options. During the three months ended June 30, 2008, 1,547,500 options were granted with a fair value of $2,082,102 compared to 1,320,500 options granted during the three months ended June 30, 2007, with fair value of $1,858,926.For the six months ended June 30, 2008, stock-based compensation expense was $2,166,689 compared to $1,911,924 during the six months ended June 30, 2007 as set out above. During the six months ended June 30, 2008, 1,552,500 options were granted with a fair value of $2,091,088 compared to 1,370,500 options granted during the six months ended June 30, 2007, with fair value of $1,911,924.

D)   STOCKHOLDER COMMUNICATIONS AND INVESTOR RELATIONS

For the three months ended June 30, 2008, stockholder communications and investor relations expense before stock-based compensation was $189,026 compared to $154,111 during the three months ended June 30, 2007 as set out above. This difference was due to an increase in international travel in support of investor relations activities. For the six months ended June 30, 2008, stockholder communications and investor relations expense before stock-based compensation was $341,168 compared to $378,360 during the six months ended June 30, 2007 as set out above. This decrease was due to a reduction in advertising and conference expenses.

E)   INTEREST INCOME

For the three months ended June 30, 2008, interest income was $537,010 compared to $138,175 during the three months ended June 30, 2007 as set out above.  For the six months ended June 30, 2008, interest income was $1,213,192 compared to $277,857 during the six months ended June 30, 2007 as set out above.  The Company earns income on its cash and cash equivalents.  The increase was due to greater principal amounts invested due to the proceeds from the exercise of warrants, the exercise of options and the Treasury Offering.

F)   VALUATION OF INVESTMENT

At June 30, 2008, the Company’s had C$4,015,709 invested in Asset Backed Commercial Paper (“ABCP”) initially rated R1-High by the Dominion Bond Rating Service. ABCP is a short-term debt security issued by special purpose vehicles (“conduits”). The term of ABCP ranges from one to 364 days and repayment of maturing ABCP is dependent on the cash generated by the conduits’ underlying assets as well as the ability of the conduits to issue new ABCP.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

The underlying assets supporting the ABCP range from traditional financial assets, such as auto loans and leases, to synthetic leveraged collateralized debt obligations (“CDO’s”).  In mid-August 2007 a number of sponsors of non-bank managed ABCP, including those with which the Company had invested, announced that they could not issue ABCP due to unfavourable conditions in the Canadian capital markets. As a result, maturing ABCP was not redeemed.

From August 16, 2007 to March 17, 2008, the non-bank ABCP market remained the subject of an agreement signed on August 16, 2007 amongst a number of affected parties. This agreement, referred to as the “Montreal Accord”, contemplated a restructuring of ABCP with the expressed intention of replacing the investments with long-term floating rate notes that have characteristics more closely related to the underlying assets.   In September 2007, a Pan-Canadian Investor Committee (“the Committee”) was established and charged with implementing the Montreal Accord.  The Company is not a signatory to the Montreal Accord or a member of the Committee. However, it has been monitoring the Committee’s progress directly and through its advisors.

On March 17, 2008 the conduits filed for creditor protection under the Companies’ Creditors Arrangement Act (CCAA) and immediately filed a proposed restructuring plan (“the Plan”) that implements the Montreal Accord.   On April 25, 2008, Investors voted in favour of the Plan, and it was sanctioned by the court on June 5, 2008.  Subsequent appeals of the sanction order were brought before the Ontario Court of Appeal in June 2008 and the Court of Appeal has yet to issue a ruling on the various appeals.  If the appeals are successful, the immediate effect will be to overturn the sanction order and essentially disallow the contemplated restructuring.  However, the Company expects that such an outcome may result in further appeals to the Supreme Court of Canada to reinstate the sanction order.

While there can be no certainty at this point of a successful completion of this restructuring, the Company believes that a successful restructuring is likely and has assumed in the valuation of its holdings that the restructuring will indeed be complete by October 1, 2008.  If the restructuring fails, the value of the Company’s holdings is likely to materially different from the figure presented herein.

Currently, there is no active market for the ABCP the Company holds and no liquidity is anticipated until the Plan is implemented at which time the Company expects a secondary trading market to develop.  Accordingly, we continue to classify these investments as long-term assets until such time as the underlying investments can be readily sold.

Under the Plan, existing ABCP will be exchanged for several classes of new long term floating rate notes.  Based on information currently available from the Committee the notes we will receive under the plan will be as follows:

Issuer	Class	Expected Credit Rating	Par Amount (C$)
Master Asset Vehicle 2	A1	AA	$ 822,417
Master Asset Vehicle 2	A2	AA	2,621,455
Master Asset Vehicle 2	B	none	451,366
Master Asset Vehicle 2	C	none	120,471
Total			$ 4,015,709

At June 30, 2008 the fair value of the Company’s financial instrument, which is measured on a recurring basis was C$2,493,852. This instrument is valued based on Level 3 inputs (Note 3) and represents the Company’s only financial instrument.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

Management has estimated as at June 30, 2008 the fair value adjustment on ABCP held by using a probability-weighted cash flow approach. To accomplish this, we modeled the key characteristics of the new notes (“Restructured Notes”) based upon details provided in the Information Statement and JP Morgan Report issued by the Committee on March 20, 2008.  Where these materials lacked sufficient detail, Management developed estimates with the assistance of an external financial advisor.

The Company then arrived at a value for the Restructured Notes by estimating the yield that a prospective purchaser would require in order to purchase the notes.  The resulting valuation is the one that provides the required yield to prospective investors and is estimated to be function of credit quality, prevailing interest rates, the potential for future margin calls, the potential lack of liquidity in the market, and the complexity of the instruments.  Depending on the class of note, our estimates of required yield ranged from 7.30% to 29.3%.

We have not included an estimate of the Committee’s restructuring costs, which have been advised as being immaterial, nor have we included any interest income on our investments since their acquisition dates of August, 2007.

The assumptions which have the most significant impact on our estimates of fair value include: whether or not the restructuring is successful and the yield required by prospective investors.  In the event the restructuring is unsuccessful, recoverable values could be materially different from the estimated value presented here. With regard to the yield requirement, we have done a sensitivity analysis on that assumption with yielded a range of potential valuations between $2.3 million and $2.7 million.

Based on this fair value methodology, we recorded an estimated fair value charge of $489,623 in the quarter ended March 31, 2008 and no further impairment for the quarter ended June 30, 2008. While we believe that we have utilized an appropriate methodology to estimate fair value, given the current state and ongoing volatility of global credit markets there can be no assurance that management’s estimate of potential recovery as at June 30, 2008 is accurate.  Subsequent adjustments, either materially higher or lower, may be required in future reporting periods.  Management will continue to seek all avenues to recover the maximum value from the original investments and interest due.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

G)   OUTLOOK

In Mongolia, the Company has proposed a work program for its 100% owned ground outside of the agreement area of Lookout Hill to be conducted in two phases.  Phase I comprises a 2,000 metre drill program, surface mapping and sampling and a focused geophysical program which commenced in May 2008.  Should Phase I prove successful, Phase II has been designed for a further 3,000 metres of drilling. The Company has budgeted approximately $3.8 million for the Lookout Hill work program in 2008.

Mineral licenses for the Shivee Tolgoi, Javhlant and Togoot properties were extended for final expiry in March and April 2010, unless previously converted to mining licenses.  A portion of the Shivee Tolgoi license and the Javhlant license are subject to the joint venture with Ivanhoe Mines.  The Manlai licence also expires in March 2010.  Mongolian exploration licenses are maintained in good standing by payment to the Mineral Resources and Petroleum Authority of Mongolia of set annual fees escalating from $0.10 to $1.50 per hectare over the course of the mineral tenure. The total estimated annual fee in order to maintain the licenses in good standing is approximately $280,000.

Drilling by the Ivanhoe-Entrée Project Property is expected to continue on the Heruga Deposit with one to three drills.

Ground acquisition of priority targets has largely been completed in Arizona and New Mexico as per the Empirical Agreement 2007.  Evaluation of the acquired targets has begun and is expected to continue throughout 2008 with drilling commencing in the third quarter 2008. The Company has budgeted approximately $1.4 million for the Empirical Arizona and New Mexico work program in 2008.

Ground acquisition in Arizona has been completed with regard to the Empirical/Bisbee Agreement 2008, in the vicinity of Bisbee, Arizona.  Target identification and preliminary exploration is expected to begin in third quarter of 2008. The Company has budgeted approximately $725,000 for the Bisbee work program in 2008.

The Company entered into an agreement with the Zhejiang No. 11 Geological Brigade to explore for copper within three prospective contiguous exploration licences, totaling approximately 61 square kilometres in Pingyang County, Zhejiang Province, People’s Republic of China.  After Entrée has expended $3 million over 4 years, the Company will have earned a 78% interest and Zhejiang No. 11 Geological Brigade will hold a 22% interest in the project.  The Company is currently in the process of finalizing registration of a Chinese business entity.  It is common practice to have an agreement in place before an entity may be formed.  Once the entity has been established, the Company expects to begin exploration work on the property licences immediately. The Company has budgeted approximately $500,000 for the China work program in 2008.

The Company is actively engaged in looking for properties to acquire and manage, which are complementary to its existing projects, particularly large tonnage base and precious metal targets in eastern Asia (particularly China, Mongolia and Russia), in the southwestern United States (Arizona, New Mexico and Nevada) and South America.

The commodities the Company is most likely to pursue include copper, gold and molybdenum, which are often associated with large tonnage, porphyry related environments.  The Company has entered into agreements to acquire these types of targets over the past several months in the southwestern U.S and more recently in China.  Other jurisdictions may be considered, depending on the merits of the potential asset.  Other commodity associations the Company may consider include mafic-ultramafic hosted nickel and intrusive-related tungsten-tin-base metals.  These commodities often occur in large tonnage geological environments.

Smaller, higher grade systems will be considered by the Company if they demonstrate potential for near-term production and cash-flow.  If the Company is able to identify smaller, higher grade bodies that may be indicative of concealed larger tonnage mineralized systems, it may negotiate and enter into agreements to acquire them.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

4.         SELECTED QUARTERLY DATA

Results of operations are summarized as follows:

	Three Months Ended June 30, 2008	Three Months Ended March 31, 2008	Three Months Ended December 31, 2007	Three Months Ended September 30, 2007

Exploration	$ 2,112,848	$ 1,002,330	$ 1,097,168	$ 2,120,233
General and administrative	2,514,253	1,162,875	1,222,037	773,664
Loss from operations	(4,627,101)	(2,165,205)	(2,319,205)	(2,893,897)
Interest income	537,010	676,182	494,635	318,226
Fair value adjustment to asset backed
commercial paper		(489,623)	(425,108)	(573,263)
Net loss	$ (4,090,091)	$ (1,978,646)	$ (2,249,678)	$ (3,148,934)
Loss per share, basic and diluted	$ (0.04)	$ (0.03)	$ (0.03)	$ (0.04)

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007	Three Months Ended December 31, 2006	Three Months Ended September 30, 2006
Exploration	$ 2,783,829	$ 509,916	$ 1,790,930	$ 2,571,691
General and administrative	2,612,514	806,402	789,337	1,240,727
Loss from operations	(5,396,343)	(1,316,318)	(2,580,267)	(3,812,418)
Interest income	138,175	139,682	174,532	202,112
Fair value adjustment to asset backed
commercial paper	-	-	-	-
Net loss	$ (5,258,168)	$ (1,176,636)	$ (2,405,735)	$ (3,610,306)
Loss per share, basic and diluted	$ (0.07)	$ (0.03)	$ (0.03)	$ (0.05)

The Company’s Mongolian exploration season typically begins in April and ends in November. Exploration costs in the second quarter of 2008 decreased compared to the same quarter in 2007 due to a later start of the field season. Increased costs were incurred in the first quarter of 2008 compared to the same period in 2007 due to increased general and administrative costs related to corporate matters, particularly Sarbanes Oxley Act Section 404 Compliance and the addition of exploration projects in China and Arizona. The decreased exploration costs in the third and fourth quarters of 2007 compared to 2006 were due to the curtailment of the exploration program on the Manlai project.

General and administrative costs fluctuate throughout the year, primarily due to stock-based compensation expenses.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

5.         LIQUIDITY

To date the Company has not generated significant revenues from its operations and is considered to be in the exploration stage.  Working capital on hand at June 30, 2008 was $62,757,450 and is more than sufficient to finance budgeted exploration, general and administrative expense, investor relations for 2008. Cash and cash equivalents and short-term investments were $61,904,968 at June 30, 2008 or $0.66 per weighted average share outstanding. The company has approximately $52 million surplus funds available for acquisitions and/or operating requirements for 2008 and subsequent years. At present, the Company is dependent on equity financing for additional funding if required.  Should one of the Company’s projects proceed to the mine development stage, it is expected that a combination of debt and equity financing would be available.

Operating activities

Cash used in operations was $3,602,083 for the six months ended June 30, 2008 (June 30, 2007 - $4,241,092) and represents expenditures on mineral property exploration and general and administrative expense as described above for both periods.

Financing activities

During the three months ended June 30, 2008 and 2007, the Company issued common shares as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2008	Six Month Ended June 30, 2007	Six Months Ended June 30, 2007
	Shares	Amount	Shares	Amount

Private placements	-	$ -	-	$ -
Share Issue Costs	-	(7,186)	-	-
Exercise of warrants	-	-	7,542,408	20,392,043
Exercise of stock options	465,000	521,817	130,000	93,095
Mineral property interest	10,000	-	-	-
	475,000	$ 514,631	7,672,408	$ 20,485,138

Warrants exercised in June 2007 represent in part the exercise by Rio Tinto of 12,613,842 warrants to purchase one half of one share and the resultant issuance of 6,306,920 shares for proceeds of $17,051,716.   Warrants exercised in June 2007 represent in part the exercise by Ivanhoe Mines of 2,470,978 warrants to purchase one half of one share and the resultant issuance of 1,235,488 shares for proceeds of $3,340,327.

On November 26, 2007, the Company closed a Treasury Offering on a bought deal basis, consisting of 10 million Common Shares of the Company at an offering price of C$3.00 per Common Share representing gross proceeds to the Company treasury of C$30 million from which fees and closing costs were deducted. In order to maintain their percentage ownership of Entrée’s issued and outstanding shares of approximately 14.7% and 15.9% respectively, Ivanhoe Mines and Rio Tinto exercised their pre-emptive rights and acquired, concurrently with the closing of the Treasury Offering, an aggregate of 4,428,640 shares of the Company at a price of C$3.00 per share for additional gross proceeds of C$13,285,920.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

Investing activities

During the six months ended June 30, 2008, the Company expended $159,971 on equipment, primarily for exploration activities (June 30, 2007 - $64,647).

Table of Contractual Commitments

The following table lists as of June 30, 2008 information with respect to the Company’s known contractual obligations.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Office leases	$ 100,738	$ 170,210	-	-	$ 270,948
Total	$ 100,738	$ 170,210	-	-	$ 270,948

Outstanding share data

As at June 30, 2008, there were 94,047,841 common shares outstanding.  In addition there were 10,287,300 stock options outstanding with exercise prices ranging from C$1.00 to C$3.10 per share.  There were no warrants outstanding at June 30, 2008. As at August 12, 2008, there were 94,067,841 common shares outstanding.

6.          CAPITAL RESOURCES

The Company had no commitments for capital assets at June 30, 2008.

At June 30, 2008, the Company had working capital of $62,757,450 compared to $67,593,390 at December 31, 2007. In addition, the Company had an investment in asset backed commercial paper of $2,462,839 net of an impairment adjustment in the amount of $1,487,994. Budgeted expenditures for the 12 months ending December 31, 2008 are approximately $7 million for exploration and $3 million for administration and stockholder communications, net of interest and other income. Working capital on hand is expected to exceed cash requirements for the ensuing twelve months by approximately $52 million.

The Company is committed to make lease payments for the rental of office space totaling $270,948 over the remaining three years of its five year office lease in Vancouver and an annual lease in Beijing.

7.          OFF-BALANCE SHEET TRANSACTIONS

The Company has no off-balance sheet arrangements except for the contractual obligation noted above.

8.          TRANSACTIONS WITH RELATED PARTIES

The Company entered into the following transactions with related parties during the six month period ended June 30, 2008:

a) Paid or accrued management fees of $40,306 (June 30, 2007 - $27,981) to directors and officers of the Company.

These transactions were in the normal course of operations and were measures at the exchange amount which represented the amount of considerable established and agreed to by the related parties.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

9.          PROPOSED TRANSACTIONS

Not applicable.

10.        CRITICAL ACCOUNTING ESTIMATES

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

The Company follows accounting guidelines in determining the value of stock option compensation, as disclosed in Note 6 to the Financial Statements. Unlike other numbers in the accounts, this is a calculated amount not based on historical cost, but on subjective assumptions introduced to an option pricing model, in particular: (1) an estimate for the average future hold period of issued stock options before exercise, expiry or cancellation and (2) future volatility of the Company’s share price in the expected hold period (using historical volatility as a reference). Given that there is no market for the options and they are not transferable, the resulting value calculated is not necessarily the value the holder of the option could receive in an arm’s-length transaction.

The Company’s accounting policy is to expense exploration costs on a project by project basis consistent with United States GAAP. The policy is consistent with that of the other exploration companies that have not established mineral reserves. When a mineral reserve has been objectively established further exploration costs would be deferred. Management is of the view that its current policy is appropriate for the Company.

Under generally accepted accounting principles, the events and circumstances affecting ABCP since August 2007 constitute an indication of impairment and it is therefore necessary to carry ABCP at the lower of cost and estimated fair value. Fair value is estimated based on the results of a valuation technique that makes maximum use of inputs observed from markets, and relies as little as possible on inputs generated by the entity.

Management has estimated as at March 31, 2008 the fair value impairment on ABCP held as prescribed by SFAS 157 by using a probability-weighted cash flow approach. To accomplish this, we modeled the key characteristics of the new notes (“Restructured Notes”) based upon details provided in the Information Statement and JP Morgan Report issued by the Committee on March 20, 2008.  Where these materials lacked sufficient detail, Management developed estimates with the assistance of an external financial advisor.

The Company then arrived at a value for the Restructured Notes by estimating the yield that a prospective purchaser would require in order to purchase the notes.  The resulting valuation is the one that provides the required yield to prospective investors and is estimated to be function of credit quality, prevailing interest rates, the potential for future margin calls, the potential lack of liquidity in the market, and the complexity of the instruments.  Depending on the class of note, our estimates of required yield ranged from 7.30% to 29.3%.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

11.        CHANGES IN ACCOUNTING POLICIES

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 was effective for our company beginning January 1, 2008. The adoption of this standard did not have any impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 was effective for our company beginning January 1, 2008. The adoption of this standard did not have any impact on our financial position or results of operations.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosure of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosure of this standard.

A detailed summary of all of the Company’s significant accounting policies and the estimates derived therefrom is included in Note 2 to the annual consolidated financial statements for the year ended December 31, 2007.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

12.        FINANCIAL INSTRUMENTS AND OTHER INSTRUMENTS

The Company’s financial assets and liabilities consist of cash and cash equivalents, investments, receivables, and accounts payable and accrued liabilities, some of which are denominated in U.S. dollars, Mongolian Tugriks and Chinese Renminbi. The Company is at risk to financial gain or loss as a result of foreign exchange movements against the Canadian dollar. The Company minimizes its foreign exchange risk by maintaining low account balances in currencies other than the Canadian dollar. The Company does not currently have major commitments to acquire assets in foreign currencies; but historically it has incurred the majority of its exploration costs in foreign currencies.

13.        OTHER MD&A REQUIREMENTS

Forward-Looking Statements

Except for historical information contained in this discussion and analysis, disclosure statements contained herein are forward-looking, as defined in the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and the Company undertakes no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Investors are cautioned against attributing undue certainty to forward-looking statements.

Risk

The Company is a mineral exploration and development company and is exposed to a number of risks and uncertainties that are common to other companies in the same business; some of these risks have been discussed elsewhere in this report. The reader should also refer to the discussion of risks contained in the Annual Information Form available on SEDAR at www.sedar.com.

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

The Company must comply with license and permitting requirements. Exploration licenses, as extended, for the four Mongolian properties expire in March or April 2010, unless converted before these dates to mining licenses. The total estimated annual fees in order to maintain the licenses in good standing is approximately $280,000.

The Company must comply with environmental regulations that govern air and water quality and land disturbance and provide mine reclamation and closure costs.

The Company’s financial success is subject to, among other things, fluctuations in copper and gold prices which may affect current or future operating results and may affect the economic value of its mineral resources. The Company’s ability to obtain financing to explore for mineral deposits and to complete the development of those properties it has classified as assets is not assured; nor is there assurance that the expenditure of funds will result in the discovery of an economic mineral deposit. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in forward-looking statements.

The Company has not completed a feasibility study on any of its deposits to determine if its hosts a mineral resource that can be economically developed and profitably mined.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

Management’s Report on Internal Control Over Financial Reporting

Remediation of Material Weaknesses

The Company has remediated the material weaknesses related to information technology, which were identified in the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.

Canadian Disclosure Standards in Mineral Resources and Mineral Reserves

The terms “Mineral Reserve,” “Proven Mineral Reserve” and “Probable Mineral Reserve” are Canadian mining terms as defined in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) under the guidelines set out in the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) CIM Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as may be amended from time to time by the CIM.

The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in the United States Securities and Exchange Commission ("SEC") Industry Guide 7. Under SEC Guide 7 standards, a "Final" or "Bankable" feasibility study is required to report reserves, the three year history average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms "Mineral Resource", "Measured Mineral Resource", "Indicated Mineral Resource" and "Inferred Mineral Resource" are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and normally are not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred Mineral Resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.

Accordingly, information contained in this report and the documents incorporated by reference herein containing descriptions of our mineral deposits may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

ENTRÉE GOLD INC.

MANAGEMENT DISCUSSION AND ANALYSIS

For the Six Months Ended June 30, 2008

(In United States dollars unless stated otherwise)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTREÉ GOLD INC.

By:“Gregory Crowe”      .

Gregory Crowe

President and Chief Executive Officer

By:“Hamish Malkin”      .

Hamish Malkin

Chief Financial Officer